Form 10-Q
period 1996-09-30
FFY FINANCIAL CORP
filed 1996-11-14
CIK 898757

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      For Quarter Ended September 30, 1996


[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Transition Period From ____ to ____.


                         Commission file number 0-21638


                              FFY Financial Corp.
             (Exact name of registrant as specified in its charter)


                Delaware                              34-1735753
        (State of Incorporation)           (IRS Employer Identification No.)


                   724 Boardman-Poland Road, Youngstown, Ohio
                    (Address of principal executive office)

                                     44512
                                   (Zip Code)

                                 (330) 726-3396
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.             Yes  [X]     No  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            CLASS                     SHARES OUTSTANDING AT OCTOBER 31, 1996
            -----                     --------------------------------------

common stock, $.01 par value                        5,117,198


                                     INDEX


                                                                           Page
                                                                           ----
Part I.  Financial Information:

    Item 1.  Financial Statements

             Consolidated Statements of Financial Condition                  3

             Consolidated Statements of Income                               4

             Consolidated Statements of Changes in Stockholders' Equity      5

             Consolidated Statements of Cash Flows                           6

             Notes to Consolidated Financial Statements                      7

    Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                            9


Part II.  Other Information:

    Item 1.  Legal Proceedings                                              15

    Item 2.  Changes in Securities                                          15

    Item 3.  Defaults on Senior Securities                                  15

    Item 4.  Submission of Matters to a Vote of Security Holders            15

    Item 5.  Other Information                                              15

    Item 6.  Exhibits and Reports on Form 8-K                               15

    Signatures                                                              16




PART I:  FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS

FFY FINANCIAL CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                September 30,
                                                                    1996             June 30,
                                                                 (Unaudited)           1996
                                                                -------------      -------------

ASSETS
Cash                                                            $   3,918,964      $   3,374,031
Interest-bearing deposits                                           2,795,107          4,888,366
Federal funds sold                                                  1,960,000                  -
                                                                --------------------------------
      TOTAL CASH AND CASH EQUIVALENTS                               8,674,071          8,262,397

Securities available for sale                                     125,023,001        109,835,614
Loans receivable                                                  449,145,477        438,789,657
Interest and dividends receivable on securities                     1,766,244          1,845,835
Interest receivable on loans                                        2,386,960          2,312,575
Federal Home Loan Bank stock, at cost                               3,839,400          3,773,800
Office properties and equipment                                     8,023,272          7,973,576
Other assets                                                        3,698,366          2,808,873
                                                                --------------------------------
      TOTAL ASSETS                                              $ 602,556,791      $ 575,602,327
                                                                ================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposit accounts                                              $ 448,910,033      $ 456,540,807
  Securities sold under agreements to repurchase                    6,618,809          6,639,553
  Borrowed funds                                                   32,655,000          1,200,000
  Advance payments by borrowers for taxes and insurance             1,056,091          2,279,624
  Other payables and accrued expenses                              11,088,726          7,021,490
                                                                --------------------------------
      TOTAL LIABILITIES                                           500,328,659        473,681,474

Commitments                                                                 -                  -

Stockholders' equity:
  Preferred stock, $.01 par value:
    Authorized 5,000,000 shares; none outstanding                           -                  -
  Common stock, $.01 par value:
    Authorized 15,000,000 shares; issued 6,630,000 shares,
     outstanding 5,117,198 shares at September 30, 1996
     and 5,081,198 shares at June 30, 1996                             66,300             66,300
  Additional paid-in capital                                       63,572,849         63,529,201
  Retained earnings, substantially restricted                      70,961,434         72,165,978
  Treasury stock, at cost, 1,512,802 shares at
   September 30, 1996 and 1,548,802 shares at June 30, 1996       (27,829,917)       (28,492,183)
  Unrealized loss on securities available for sale, net              (335,382)          (869,461)
  Common stock purchased by:
    Employee stock ownership plan                                  (3,759,612)        (3,865,692)
    Recognition and retention plans                                  (447,540)          (613,290)
                                                                --------------------------------
      TOTAL STOCKHOLDERS' EQUITY                                  102,228,132        101,920,853
                                                                --------------------------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 602,556,791      $ 575,602,327
                                                                ================================


See accompanying notes to consolidated financial statements



PART I:  FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS


FFY FINANCIAL CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)


                                                                   Three months ended
                                                                      September 30,
                                                              -----------------------------
                                                                  1996             1995
                                                              ------------     ------------

INTEREST INCOME
  Mortgage loans                                              $  8,200,502     $  7,706,046
  Consumer and other loans                                       1,286,051          905,426
  Securities available for sale                                  1,612,767        1,828,226
  Securities held to maturity                                            -          169,562
  Federal Home Loan Bank stock                                      67,557           63,198
  Other interest-earning assets                                     42,312          175,210
                                                              -----------------------------
      TOTAL INTEREST INCOME                                     11,209,189       10,847,668
                                                              -----------------------------

INTEREST EXPENSE
  Deposit accounts                                               5,422,644        5,602,487
  Securities sold under agreements to repurchase                    85,399                -
  Borrowed funds                                                    58,313                -
                                                              -----------------------------
      TOTAL INTEREST EXPENSE                                     5,566,356        5,602,487

      NET INTEREST INCOME                                        5,642,833        5,245,181
  Provision for loan losses                                        154,416           76,166
                                                              -----------------------------

      NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES        5,488,417        5,169,015
                                                              -----------------------------

NON-INTEREST INCOME
  Service charges                                                  129,172          138,588
  Loss on sale of securities                                      (543,130)               -
  Other                                                             89,832          116,750
                                                              -----------------------------
      TOTAL NON-INTEREST INCOME                                   (324,126)         255,338
                                                              -----------------------------

NON-INTEREST EXPENSE
  Salaries and employee benefits                                 1,437,212        1,450,004
  Net occupancy                                                    184,117          170,824
  Insurance and bonding                                          3,330,263          321,564
  State and local taxes                                            269,524          262,377
  Depreciation                                                     234,533          231,922
  Other                                                            497,267          506,007
                                                              -----------------------------
      TOTAL NON-INTEREST EXPENSE                                 5,952,916        2,942,698
                                                              -----------------------------

      INCOME (LOSS) BEFORE FEDERAL INCOME TAXES                   (788,625)       2,481,655

FEDERAL INCOME TAX EXPENSE (BENEFIT)                              (293,000)         830,000
                                                              -----------------------------

      NET INCOME (LOSS)                                       $   (495,625)    $  1,651,655
                                                              =============================

EARNINGS (LOSS) PER SHARE                                     $      (0.10)    $       0.32
                                                              =============================

CASH DIVIDENDS DECLARED PER SHARE                             $      0.175     $       0.15
                                                              =============================


See accompanying notes to consolidated financial statements



PART I:  FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS

FFY FINANCIAL CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)



                                                              Three months ended September 30,
                                                              --------------------------------
                                                                  1996               1995
                                                              -------------      -------------

Balance at July 1,                                            $ 101,920,853      $ 106,400,098

Net income (loss)                                                  (495,625)         1,651,655

Dividends paid, $.15 and $.125 per share, respectively             (708,919)          (625,273)

Stock options exercised                                             360,000             77,590

Amortization of ESOP expense                                        106,080            110,670

Amortization of RRP stock awards                                    165,750            170,487

Tax benefit related to RRP stock awards                              73,964             65,264

Tax benefit related to exercise of stock options                    124,366              9,059

Difference between average fair value per share and cost
 per share on ESOP shares committed to be released                  147,584            124,790

Change in unrealized loss on securities available
 for sale, net                                                      534,079             66,251
                                                              --------------------------------

                                                              $ 102,228,132      $ 108,050,591
                                                              ================================


See accompanying notes to consolidated financial statements



PART I:  FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS

FFY FINANCIAL CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)


                                                                                      Three months ended
                                                                                         September 30,
                                                                                 -----------------------------
                                                                                     1996             1995
                                                                                 ------------     ------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                        $  5,600,489     $  4,756,238
                                                                                 -----------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturity of securities available for sale                          13,000,000       19,000,000
  Proceeds from sales of securities available for sale                                977,000                -
  Purchase of securities available for sale                                       (29,727,595)      (7,113,000)
  Principal receipts on securities available for sale                                 781,560                -
  Principal receipts on securities held to maturity                                         -          625,087
  Net increase in loans                                                           (10,373,833)      (8,680,923)
  Purchase of office properties and equipment                                        (293,941)        (285,192)
  Other, net                                                                           10,000           22,804
                                                                                 -----------------------------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                               (25,626,809)       3,568,776
                                                                                 -----------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net decrease in deposit accounts                                                 (7,559,381)      (5,349,847)
  Net decrease in securities sold under agreements to repurchase                      (20,744)               -
  Net increase in short-term borrowings                                            31,455,000                -
  Net decrease in advance payments by borrowers for taxes and insurance            (1,223,533)        (931,605)
  Dividends paid                                                                     (708,919)        (625,273)
  Net increase (decrease) in amounts due to bank                                   (1,520,319)         290,803
  Other, net                                                                           15,890         (395,228)
                                                                                 -----------------------------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                20,437,994       (7,011,150)
                                                                                 -----------------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                             411,674        1,313,864

CASH AND CASH EQUIVALENTS
  Beginning of period                                                               8,262,397       11,734,251
                                                                                 -----------------------------

  End of period                                                                  $  8,674,071     $ 13,048,115
                                                                                 =============================


See accompanying notes to consolidated financial statements



PART I:  FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS

FFY FINANCIAL CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

These interim consolidated financial statements of the Company include the accounts of FFY Financial Corp. (Holding Company) and its wholly-owned subsidiary First Federal Savings Bank of Youngstown (Bank). These financial statements are prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1996 Annual Report to Shareholders. These interim consolidated financial statements include all adjustments (consisting of only normal recurring items) which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of operations for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year.

Earnings Per Share:

The computation of primary and fully diluted earnings per share is based on the weighted average number of common stock and common stock equivalent shares outstanding during the three months ended September 30, 1996 and 1995. Stock options are regarded as common stock equivalents and are, therefore, considered in both primary and fully diluted earnings per share computations. Common stock equivalents are computed using the treasury stock method and, therefore, fully diluted earnings per share reflect additional dilution related to stock options due to the use of the market price at the end of the period, when higher than the average price for the period. ESOP shares that have not been committed to be released are not considered outstanding for the computation of primary and fully diluted earnings per share in accordance with Statement of Position 93-6, Employers' Accounting for Employee Stock Ownership Plans. The weighted average number of shares of common stock and common stock equivalents outstanding during the three months ended September 30, 1996 and 1995 were 4,871,529 and 5,224,757, respectively. Fully diluted earnings per share is not significantly different than primary earnings per share.

Reclassifications:

Certain amounts in the 1995 consolidated financial statements have been reclassified to conform with the 1996 presentation.


NOTE B - EFFECT OF NEW FINANCIAL ACCOUNTING STANDARDS

Effective July 1, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of. This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized if the sum of the expected future cash flows is less than the carrying amount of the asset. This statement excludes financial instruments, long-term customer relationships of financial institutions, mortgage and other servicing rights and deferred tax assets. The adoption of SFAS No. 121 does not have a material impact on the Company's consolidated financial position or results of operations.

Effective July 1, 1996, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 defines a fair value based method of accounting for stock-based employee compensation plans. Under the fair value based method, compensation cost is measured at the grant date based upon the value of the award and is accrued over the vesting or other service period. SFAS No. 123 allows companies to continue to account for their stock compensation plans as prescribed in Accounting Principles Board Opinion No. 25, (APB No. 25) Accounting for Stock Issued to Employees, but with additional footnote disclosures. Management has elected to continue using the APB No. 25 method of accounting and will provide pro forma disclosures of the fair value based method in its 1997 Annual Report. The Company made no stock option grants during the three months ended September 30, 1996.


NOTE C - SIGNIFICANT EVENTS

On September 30, 1996, President Clinton signed the FY 1997 omnibus appropriations bill which states that a special assessment on Savings Association Insurance Fund (SAIF) deposits held as of March 31, 1995 will be imposed to capitalize the thrift fund up to the statutorily prescribed 1.25 percent. Therefore, the Bank recorded a one-time charge of approximately $1,987,000 after tax, or $.41 per share, representing the special assessment of
65.7 basis points on the Bank's deposits held as of March 31, 1995. This assessment is payable on November 27, 1996 and will be deductible for tax purposes on the Company's fiscal year 1997 federal income tax return.

The current quarter also includes a charge of $340,000 after tax, or $.07 per share, representing a write-down for other-than-temporary impairment in the value of certain available for sale securities which management decided to sell at September 30, 1996. Proceeds from the sale, which was completed in October 1996, will be used for liquidity or reinvestment purposes.

If not for the one-time charge or the write-down of securities, the Company's earnings for the quarter ended September 30, 1996 would have been approximately $1,831,000, or $.37 per share.



                         PART I: FINANCIAL INFORMATION
                ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                              FFY FINANCIAL CORP.
                               SEPTEMBER 30, 1996


The following analysis discusses changes in the financial condition and results of operations at and for the three months ended September 30, 1996 for FFY Financial Corp. and Subsidiary (Company).


Forward-Looking Statements

When used in this Form 10-Q, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.


Financial Condition

At September 30, 1996, assets totaled $602.6 million, an increase of $27.0 million, or 4.7% during the three months ended September 30, 1996 from $575.6 at June 30, 1996. The increase in assets during the quarter ended September 30, 1996 was principally due to a $15.2 million increase in the securities portfolio, due mainly to mortgage-backed security purchases partially offset by security maturities, and $10.4 million in loan growth. There were modest changes in other balance sheet categories during the quarter ended September 30, 1996.

The Company's securities portfolio increased $15.2 million during the three months ended September 30, 1996 from $109.8 million at June 30, 1996 to $125.0 million at September 30, 1996. The increase was due primarily to the purchase of securities, predominantly mortgage-backed securities, totaling $29.7 million partially offset by $14.8 million in maturities, sales and principal receipts. The source of funds to purchase securities came from Federal Home Loan Bank borrowings (see below) and the aforementioned maturities. The securities portfolio is classified as available for sale and the unrealized loss associated with the securities portfolio was $505,000 before tax and $1.3 million before tax at September 30, 1996 and June 30, 1996, respectively, representing a $812,000 decrease in the unrealized loss during the quarter. Contributing to the decrease in the unrealized loss was a charge of $516,000 before tax, representing a write-down for other-than-temporary impairment in the value of certain available for sale securities which management decided to sell at September 30, 1996. Proceeds from the sale, which was completed in October 1996, will be used for liquidity or reinvestment purposes.

The Bank continued to experience strong loan demand, particularly in one-to-four family mortgages and consumer loans. Net loans receivable totaled $449.1 million at September 30, 1996, an increase of $10.3 million, or 2.4% from $438.8 million at June 30, 1996 principally due to an increase in loan originations. Of the $10.3 million increase during the three months ended September 30, 1996, $5.7 million was attributable to one-to-four family home loans and $4.4 million to consumer loans, particularly in the indirect auto lending portfolio which began in January 1996 in an effort to develop a share of the local market for such lending. At September 30, 1996, the Bank had 1,001 indirect automobile loans totaling $12.3 million compared to 697 indirect automobile loans totaling $8.9 million at June 30, 1996. Also included in the consumer loan category was growth during the three months ended September 30, 1996 of $1.2 million in home equity loans.

Loan originations during the first quarter of fiscal year 1997 totaled $34.9 million. Mortgage loans for the purchase, construction or refinance of one-to-four family homes in the Bank's market continued to represent the largest segment of the Bank's loan originations during the three months ended September 30, 1996, with one-to-four family loans totaling $21.2 million or 60.8% of originations; multi-family residential, commercial real estate and development loans totaling $1.7 million or 4.9% of originations; and consumer loans totaling $12.0 million or 34.3% of originations. The Bank focuses on originating a portion of its one-to-four family loans as adjustable-rate mortgages (ARMs) in an attempt to reduce interest rate risk. However, market conditions, including increased competition and generally low market interest rates continued to inhibit the marketability of ARMs. Adjustable-rate originations totaled $5.4 million, or 15.5% of originations during the three months ended September 30, 1996. At September 30, 1996, adjustable-rate loans represented 18.3% of the gross loan portfolio.

The Bank has historically been a portfolio lender, however, management is currently pursuing a secondary market mortgage lending operation by way of loan originations and selling qualifying loans to Federal National Mortgage Association (FNMA) in an effort to access that portion of the mortgage market that is currently serviced by secondary market lenders. Management believes that the operational efficiencies existing in the portfolio lending operations will allow the Bank to be competitive in the secondary market. The application process with FNMA is complete and management anticipates that the Bank will begin selling loans during fiscal year 1997.

The allowance for loan losses totaled $3.5 million at September 30, 1996, compared to $3.4 million at June 30, 1996, which represented .6% of total assets and .8% of net loans receivable at September 30, 1996. Non-performing assets, including non-performing loans, troubled debt restructurings and foreclosed assets (real estate owned), totaled $5.1 million and $4.7 million at September 30, 1996 and June 30, 1996, respectively. The allowance for loan losses as a percentage of non-performing assets totaled 70.0% and 73.6% at September 30, 1996 and June 30, 1996, respectively.

Other assets increased $889,000 during the first quarter of fiscal year 1997 and totaled $3.7 million at September 30, 1996. This increase was predominantly due to an increase in the deferred federal income tax asset associated with the one-time Savings Association Insurance Fund (SAIF) assessment imposed on thrift institutions on September 30, 1996 which was recorded for book purposes on that date. This assessment is not deductible for tax purposes until paid, which will be November 27, 1996, thus creating a timing difference in the deductibility of the assessment and a larger deferred tax asset at September 30, 1996. Real estate owned was $32,000 at September 30, 1996. There was no real estate owned at June 30, 1996.

Deposits declined $7.6 million, or 1.7% during the first quarter of fiscal year 1997, from $456.5 million at June 30, 1996 to $448.9 million at September 30, 1996. Although the Bank continues to offer competitive market rates on its deposit products, the decrease in deposits was due primarily to continued competition for deposits as customers seek higher yields in this generally low market interest rate environment. Passbook and money market deposits declined $3.5 million and $2.0 million, respectively, and NOW account deposits increased $1.3 million during the three months ended September 30, 1996. Certificates of deposit decreased $3.4 million during the quarter. The largest changes in certificate types were decreases of $2.2 million, $1.6 million, $1.5 million and $1.5 million in 12-month, 24-month, 36-month and 60-month accounts, respectively, partially offset by an increase of $3.6 million in 17-month accounts, which the Bank began offering in August 1996. At September 30, 1996, certificate accounts totaled $283.6 million, passbook accounts totaled $110.8 million, money market accounts totaled $25.0 million and NOW and checking accounts totaled $29.5 million.

Securities sold under agreements to repurchase (repurchase agreements) declined $21,000 during the first three months of fiscal year 1997 and totaled $6.6 million at September 30, 1996. Securities underlying the agreements are U.S. Government obligations. These repurchase agreements mature overnight. The repurchase agreements are treated as financings, and the obligations to repurchase securities sold are reflected as a liability in the consolidated statements of financial condition. The securities, although held in safekeeping outside the Bank, remain in the asset accounts. The Bank enters into the repurchase agreements for a source of funds, as a result of to the continuing decline in deposit accounts, to provide for continued loan growth.

The Company's borrowed funds increased $31.5 million during the three months ended September 30, 1996 and totaled $32.7 million. As part of a wholesale growth strategy, the Bank borrowed $24.3 million from Federal Home Loan Bank
(FHLB) to purchase adjustable-rate mortgage-backed securities (see above). This growth strategy is designed to enable the Company to leverage its excess capital, and will be managed within the Company's guidelines for asset/liability management, profitability and overall growth objectives. The Bank utilized $7.2 million in additional FHLB advances for the purpose of funding loan originations and deposit withdrawals. There was $1.2 million in borrowed funds outstanding at June 30, 1996.

Other payables and accrued expenses increased $4.1 million during the first quarter of fiscal year 1997 and totaled $11.1 million at September 30, 1996. The increase was due primarily to the recording of the SAIF assessment totaling $3.0 million (mentioned above) that is payable on November 27, 1996 and an increase of $2.2 million in accrued interest on deposit accounts, particularly certificates of deposit. These increases were partially offset by a $1.5 million decline in conjunction with the Bank's official check remittance system.

Total stockholders' equity increased $307,000 during the three months ended September 30, 1996, from $101.9 million at June 30, 1996 to $102.2 million at September 30, 1996. The net increase in capital resulted principally from a decline in the net unrealized loss on securities available for sale totaling $534,000, stock option exercises of $360,000, amortization and tax benefits associated with employee benefits totaling $470,000 and recognition of the difference between the average fair value of Employee Stock Ownership Plan
(ESOP) shares committed to be released over cost totaling $148,000. These increases in capital were partially offset by a net loss for the quarter totaling $496,000 and regular dividend payments of $709,000. Book value per share decreased from $20.06 per share at June 30, 1996 to $19.98 per share at September 30, 1996.


Results of Operations

Interest income on loans totaled $9.5 million for the quarter ended September 30, 1996, an increase of $875,000 compared to the quarter ended September 30, 1995 due to a $39.6 million increase in the average balance of loans outstanding, reflecting continued growth in the loan portfolio, and a 3 basis point increase in the weighted average yield on the portfolio, from 8.52% to 8.55%. Income from securities totaled $1.6 million for the quarter ended September 30, 1996, a decrease of $385,000 from $2.0 million for the quarter ended September 30, 1995. The decline was the result of a $30.7 million decline in average balances compared to the three months ended September 30, 1995, partially offset by a 35 basis point increase in average yield, from 5.87% to 6.22%.

Interest expense on deposits during the quarter ended September 30, 1996 totaled $5.4 million, a decrease of $180,000 compared to $5.6 million during the same period last year, due to a $7.3 million decrease in the average balance of deposits partially offset by an 8 basis point decrease in the average cost of deposit accounts, from 4.88% to 4.80%. Interest expense associated with repurchase agreements totaled $85,000 during the quarter ended September 30, 1996 with an average balance of $8.2 million and a weighted average rate of 4.16%. There was no interest expense on repurchase agreements during the quarter ended September 30, 1995, since the Bank began entering into such agreements in May 1996. Interest expense on borrowed funds totaled $58,000 during the quarter ended September 30, 1996 with an average balance of $4.3 million and a weighted average rate of 5.41%. There was no interest expense on borrowed funds during the quarter ended September 30, 1995 as borrowed funds were not utilized by the Company.

The provision for loan losses totaled $154,000 for the quarter ended September 30, 1996 compared to $76,000 for the same period last year based on management's continuing assessment of the loan portfolio and management's desire to maintain the allowance for loan losses at a level considered adequate to provide for probable future loan losses. This $78,000 increase principally reflects growth in the Bank's indirect auto lending portfolio which totaled $12.3 million at September 30, 1996. Management anticipates that further increases in this area of lending will likely result in increases in the provision for loan losses. Also, future additions to the allowance for loan losses will be dependent on a number of factors, including the performance of the Bank's loan portfolio, specifically the indirect auto lending portfolio, the economy, changes in interest rates and the effect of such changes on real estate values, inflation and the view of regulatory authorities toward adequate reserve levels.

Net interest income after provision for loan losses totaled $5.5 million for the three months ended September 30, 1996, an increase of $319,000 from $5.2 million for the three months ended September 30, 1995 primarily due to an increase in interest income of $361,000 and a decline in interest expense of $36,000 partially offset by an increase in the provision for loan losses of $78,000, as discussed previously.

Non-interest income, excluding loss on sale of securities, totaled $219,000 for the quarter ended September 30, 1996, a decrease of $36,000 from $255,000 during the prior year's period. The decrease was primarily attributable to declines in ATM service fee income, other service fee income and safety deposit box rentals.

Loss on sale of securities totaled $543,000 for the quarter ended September 30, 1996. On September 30, 1996, management decided to sell $28.8 million in available for sale securities for liquidity or reinvestment purposes. The Company recorded a loss on sale of securities for the write-down to fair value for other-than-temporary impairment when the decision to sell such securities was made. Management did not expect the fair value of such securities to recover prior to the expected time of sale, which was completed in early October 1996. There were no sales of securities for the quarter ended September 30, 1995.

Non-interest expense totaled $5.9 million for the quarter ended September 30, 1996, an increase of $3.0 million from $2.9 million for the quarter ended September 30, 1995. The increase is primarily attributable to the one-time charge of $3.0 million representing a special assessment of 65.7 basis points on the Bank's deposits held as of March 31, 1995. This one-time charge was the result of the recently enacted legislation to recapitalize the Savings Association Insurance Fund (SAIF).

A review of salary and benefits expense, specifically regarding retirement costs, indicated that the Bank's retirement expense was significantly higher than financial institution industry averages, primarily due to the Employee Stock Ownership Plan (ESOP) accounting change that was adopted in fiscal year 1995. The accounting change caused ESOP expense to be recorded at the market value of Holding Company shares, not the original $10 cost per share as was allowed under previous accounting. In order to reduce retirement costs, the board of directors approved termination of the existing defined benefit pension plan as of November 15, 1996, implementation of a 401(k) plan effective January 1, 1997 and, subject to approval by the Internal Revenue Service (IRS), restructuring of the ESOP loan. The termination of the defined benefit pension plan resulted in no pension expense for the quarter ended September 30, 1996, compared to $39,000 for the quarter ended September 30, 1995, and is expected to generate cost savings of approximately $156,000 before tax annually. Cost savings associated with restructuring the ESOP loan, although expected to be approximately $450,000 before tax in the first year and average $256,000 before tax per year over the remaining 17 year term of the proposed restructured loan, have not been reflected in the results for the quarter ended September 30, 1996, as the restructuring is dependent on IRS approval. Cost savings will be reflected in the Company's financial statements when, and if, the IRS approves the change. No assurance can be given as to whether the IRS will approve the restructuring.

Federal income tax expense (benefit) totaled ($293,000) for the quarter ended September 30, 1996, a decrease of $1.1 million from $830,000 for the quarter ended September 30, 1995. The decrease is primarily the result of the impairment loss on securities and the one-time SAIF assessment mentioned above.


Effect of New Accounting Standards

In June 1996, the Financial Accounting Standards Board issued SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 125 establishes the accounting for certain financial asset transfers, including securitization transactions, and will become effective for transactions entered into on or after January 1, 1997. Management does not expect the implementation of SFAS No. 125 to have a material impact on the Company's consolidated financial position or results of operations.


Liquidity

In general terms, liquidity is a measurement of the Company's ability to meet its cash needs. For example, the Company's objective is to maintain the ability to meet loan commitments, purchase securities or to repay deposits and other liabilities in accordance with their terms without an adverse impact on current or future earnings. The principal sources of funds are deposits, amortization and prepayments of loans, maturities, sales and principal receipts of securities, operations and borrowings.

All savings institutions, including the Bank, are required by federal regulation to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. This liquid asset ratio may vary from time to time depending on economic conditions and savings flows of all savings institutions. Currently, the minimum liquid asset ratio is 5%.. In addition, short-term liquid assets (e.g., cash, certain time deposits, certain banker's acceptances and short-term U.S. Government obligations) currently must constitute at least 1% of the Bank's average daily balance of net withdrawable deposit accounts and current borrowings. Penalties may be imposed for violations of either liquid assets ratio requirement. At September 30, 1996 and 1995, the Bank was in compliance with both requirements, with overall liquid asset ratios of 10.3% and 16.0%, respectively, and short-term liquid asset ratios of 4.0% and 7.0%, respectively. The decrease in the overall liquid asset ratio from the September 30, 1995 level reflects the use of security maturities and sales and increased borrowings to fund loan originations during the past year. The Bank intends to maintain higher than required levels of liquidity, but will continue to reduce these ratios as lending opportunities become available.


Capital Resources

Federal regulations require savings institutions to maintain certain minimum levels of regulatory capital. Regulations require tangible capital divided by total adjusted assets to be at least 1.5%. The regulations also require core capital divided by total adjusted assets to be at least 3.0%, and risk-based capital divided by risk-weighted assets must be at least 8.0%. The regulations define tangible, core and risk-based capital as well as total adjusted assets and risk-weighted assets.

The Federal Deposit Insurance Corporation Improvement Act (FDICIA) was signed into law on December 19, 1991. Regulations implementing the prompt corrective action provisions of FDICIA became effective on December 19, 1992. The prompt corrective action regulations define specific capital categories based on an institution's capital ratios. The capital categories, in declining order, are "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized", and "critically undercapitalized." To be considered "well capitalized", an institution must generally have a leverage capital ratio of at lease 5%, a Tier-1 risk-based capital ratio of at least 6%, and a total risk-based capital ratio of at least 10 %.

At September 30, 1996, the Bank was in compliance with regulatory capital requirements and is considered "well capitalized" as set forth below:

                                                                                 Core/        Tier-1        Total
                                                      Equity      Tangible     Leverage     Risk-Based    Risk-Based
(dollars in thousands)                                Capital      Capital      Capital      Capital       Capital
----------------------                               ---------    ---------    ---------    ----------    ----------

GAAP Capital                                         $  52,954    $  52,954    $  52,954    $  52,954     $  52,954
Unrealized depreciation or loss on securities
 available for sale, net                                                406          406          406           406
General loan valuation allowances                                         -            -            -         3,331
                                                                  -------------------------------------------------
Regulatory capital                                                   53,360       53,360       53,360        56,691
Total assets                                           567,185
Adjusted total assets                                               567,691      567,691
Risk-weighted assets                                                                          334,094       334,094
                                                     --------------------------------------------------------------
Capital ratio                                              9.3%         9.4%         9.4%        16.0%         17.0%
Regulatory capital category
    Well capitalized - equal to or greater than                                      5.0%         6.0%         10.0%
-------------------------------------------------------------------------------------------------------------------


Recent Developments

On August 20, 1996, the Small Business Job Protection Act of 1996 was signed into law which, among other things, effects thrift institutions such as the Bank regarding bad debt provisions. Large thrifts (see below) must switch to the specific charge-off method of Internal Revenue Code (IRC) Section 166 while small thrifts must switch to the reserve method of IRC Section 585 (the method currently used by small commercial banks). Under the specific charge-off method for large thrifts, charge-offs are deducted and recoveries are taken into taxable income as incurred. This bill eliminates the percentage of taxable income method for computing additions to the thrift tax bad debt reserves for tax years beginning after December 31, 1995. This will effect the Bank beginning in fiscal year ending June 30, 1997. The bill also requires that thrift institutions such as the Bank recapture all or a portion of their tax bad debt reserves added since the base year. For the Bank, the base year is June 30, 1988 and the tax bad debt reserves added since that date is $3.4 million. The amount of the reserves to be recaptured depends upon whether the institution is considered a large institution for tax purposes. A small thrift is required to recapture the portion of its reserves that exceeds the greater of (1) the experience method reserve computed as if the thrift had always been a small bank, or (2) the lessor of the qualifying and non-qualifying base year reserves or the contracted base year reserves. The opening tax bad debt reserve for a small thrift for the first taxable year beginning after December 31, 1995 is the greater of the two amounts described in (1) and (2) above. A small thrift that switches to the Section 585 experience method must make an annual addition to its reserve for bad debts. Under the repealed Section 593, a thrift was not required to make a minimum addition to its reserve for any taxable year.

An institution is considered large if the quarterly average of the institution's (or the consolidated group's) total assets exceeds $500 million for the year. The Bank is considered a large institution and is required to recapture the excess of its bad debt reserves beginning in fiscal year 1997 and to continue such recapture ratably over a six year period. However, postponement of the recapture is possible for a two year period and will generally allow institutions, such as the Bank, to suspend such recapture for the first two years. In order to postpone the bad debt reserve recapture, the Bank must meet a minimum level of mortgage lending activity for those years. The level of mortgage lending activity needed to qualify for this suspension is the institution's average mortgage lending activity for the six taxable years preceding 1996 adjusted for inflation. For this purpose, only home purchase and home improvement loans qualify (refinancing and home equity loans do not qualify) and financial institutions can elect to have the tax years with the highest and lowest lending activity removed from the average calculation.

As a result of the recently enacted legislation capitalizing the SAIF (see NOTE D of the Notes to Consolidated Financial Statements contained herein) the Bank Insurance Fund (BIF) and SAIF will be merged on January 1, 1999, into a new Deposit Insurance Fund (DIF), provided "no insured depository institution is a savings association on that date." The Treasury Department is directed to present recommendations to Congress for establishment of a common depository institution charter by March 31, 1997.



                           PART II: OTHER INFORMATION
                              FFY FINANCIAL CORP.
                               SEPTEMBER 30, 1996


Item 1.  Legal Proceedings

The Holding Company is not a party to any material legal proceeding before any court or regulatory authority, administrative agency or other tribunal. Further, the Holding Company is not aware of the threat of any such proceeding.

As part of its ordinary course of business, the Bank is a party to several lawsuits involving a variety of claims including the collection of delinquent accounts. No litigation is pending or, to the Bank's knowledge, threatened in which the Bank faces potential loss or exposure which would have a material impact on its financial condition or results of operations. The Bank is not involved in any administrative or judicial proceeding under any Federal, State or Local provisions which have been enacted or adopted relating to the protection of the environment.


Item 2.  Changes in Securities

         None to be reported.


Item 3.  Defaults on Senior Securities

         None to be reported.


Item 4  Submission of Matters to a Vote of Security Holders

        On October 16, 1996, FFY Financial Corp. held its annual meeting of stockholders. The matters approved by stockholders at the annual meeting and the number of votes cast for, against or withheld (as well as the number of abstentions and broker non-votes) as to each matter are set forth below:

Election of Directors for a three-year term:

                                                               BROKER
     NAME                            FOR        WITHHELD      NON-VOTES
     ----                         ---------     --------      ---------

     Jeffrey L. Francis           4,113,508       49,291         -0-
     Myron S. Roh                 4,030,118      132,680         -0-
     Ronald P. Volpe              4,028,674      134,125         -0-

Ratification of the Appointment of Auditors for a three-year term:

                                                                           BROKER
     NAME                            FOR        AGAINST      ABSTAIN      NON-VOTES
     ----                         ---------     -------      -------      ---------

     KPMG Peat Marwick LLP        4,021,497     107,453       34,281         -0-


Item 5.  Other Information

         Kenneth C. Schafer retired as director of the Company effective October 16, 1996. Mr. Schafer has been a director for 36 years.


Item 6.  Exhibits and Reports on Form 8-K

         A. Exhibits - None
         B. Reports on Form 8-K - None

Pursuant the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          FFY Financial Corp.

Date:  November 14, 1996             By:  /s/ Jeffrey L. Francis
                                          -------------------------------------
                                          Jeffrey L. Francis
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)


Date:  November 14, 1996             By:  /s/ Therese Ann Liutkus
                                          -------------------------------------
                                          Therese Ann Liutkus
                                          Treasurer and Chief Financial Officer
                                          (Principal Financial and Accounting
                                           Officer)