Form 10-Q
period 1996-12-31
FFY FINANCIAL CORP
filed 1997-02-14
CIK 898757

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                  FORM 10-Q

[ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                     For Quarter Ended December 31, 1996



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

                                    44512
                                 (Zip Code)

                               (330) 726-3396
            (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                               ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                CLASS                  SHARES OUTSTANDING AT JANUARY 31, 1997
                -----                  --------------------------------------
     common stock, $.01 par value                     4,322,304




                                    INDEX

                                                                          Page
                                                                          ----

Part I.  Financial Information:

  Item 1.  Financial Statements

    Consolidated Statements of Financial Condition                         3

    Consolidated Statements of Income                                      4

    Consolidated Statements of Changes in Stockholders' Equity             5

    Consolidated Statements of Cash Flows                                  6

    Notes to Consolidated Financial Statements                             7

  Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                       8


Part II.  Other Information:

  Item 1.  Legal Proceedings                                              16

  Item 2.  Changes in Securities                                          16

  Item 3.  Defaults on Senior Securities                                  16

  Item 4.  Submission of Matters to a Vote of Security Holders            16

  Item 5.  Other Information                                              16

  Item 6.  Exhibits and Reports on Form 8-K                               17

           Signatures                                                     18




PART I:  FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS

FFY FINANCIAL CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                  December 31,
                                                                      1996          June 30,
                                                                  (Unaudited)         1996
                                                                  ------------    ------------

ASSETS
------
Cash                                                              $  3,172,862    $  3,374,031
Interest-bearing deposits                                            7,980,618       4,888,366
Short-term investments                                              17,170,000               0
                                                                  ----------------------------
      TOTAL CASH AND CASH EQUIVALENTS                               28,323,480       8,262,397

Securities available for sale                                       83,484,010     109,835,614
Loans receivable                                                   453,270,165     438,789,657
Interest and dividends receivable on securities                      1,103,229       1,845,835
Interest receivable on loans                                         2,437,945       2,312,575
Federal Home Loan Bank stock, at cost                                3,906,900       3,773,800
Office properties and equipment                                      7,927,253       7,973,576
Real estate owned                                                      118,000               0
Other assets                                                         1,760,397       2,808,873
                                                                  ----------------------------
      TOTAL ASSETS                                                $582,331,379    $575,602,327
                                                                  ============================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Liabilities:
  Deposit accounts                                                $460,707,880    $456,540,807
  Securities sold under agreements to repurchase                     6,888,166       6,639,553
  Borrowed funds                                                    25,000,000       1,200,000
  Advance payments by borrowers for taxes and insurance              2,481,512       2,279,624
  Other payables and accrued expenses                                3,911,745       7,021,490
                                                                  ----------------------------
      TOTAL LIABILITIES                                            498,989,303     473,681,474

Commitments                                                                  0               0

Stockholders' equity:
  Preferred stock, $.01 par value:
    Authorized 5,000,000 shares; none outstanding                            0               0
  Common stock, $.01 par value:
    Authorized 15,000,000 shares; issued 6,630,000 shares,
     outstanding 4,318,859 shares at December 31, 1996
     and 5,081,198 shares at June 30, 1996                              66,300          66,300
  Additional paid-in capital                                        63,853,608      63,529,201
  Retained earnings, substantially restricted                       72,035,052      72,165,978
  Treasury stock, at cost, 2,311,141 shares at
   December 31, 1996 and 1,548,802 shares at June 30, 1996         (48,840,004)    (28,492,183)
  Unrealized gain (loss) on securities available for sale, net         162,442        (869,461)
  Common stock purchased by:
    Employee stock ownership plan                                   (3,653,532)     (3,865,692)
    Recognition and retention plans                                   (281,790)       (613,290)
                                                                  ----------------------------
      TOTAL STOCKHOLDERS' EQUITY                                    83,342,076     101,920,853
                                                                  ----------------------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $582,331,379    $575,602,327
                                                                  ============================



See accompanying notes to consolidated financial statements



PART I:  FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS

FFY FINANCIAL CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                       Three months ended            Six months ended
                                                          December 31,                 December 31,
                                                    -------------------------    -------------------------
                                                       1996          1995           1996          1995
                                                       ----          ----           ----          ----

INTEREST INCOME
  Mortgage loans                                    $ 8,359,981   $ 7,911,450    $16,560,483   $15,617,496
  Consumer and other loans                            1,297,540       930,980      2,583,591     1,836,406
  Securities available for sale                       1,469,972     1,732,255      3,082,739     3,560,481
  Securities held to maturity                                 0       204,522              0       374,084
  Federal Home Loan Bank stock                           68,744        64,312        136,301       127,510
  Other interest-earning assets                         392,148        39,671        434,460       214,881
                                                    ------------------------------------------------------

      TOTAL INTEREST INCOME                          11,588,385    10,883,190     22,797,574    21,730,858
                                                    ------------------------------------------------------

INTEREST EXPENSE
  Deposit accounts                                    5,511,464     5,540,797     10,934,108    11,143,284
  Securities sold under agreements to repurchase         71,232             0        156,631             0
  Borrowed funds                                        344,211        12,994        402,524        12,994
                                                    ------------------------------------------------------

      TOTAL INTEREST EXPENSE                          5,926,907     5,553,791     11,493,263    11,156,278
                                                    ------------------------------------------------------

      NET INTEREST INCOME                             5,661,478     5,329,399     11,304,311    10,574,580
  Provision for loan losses                             198,614        72,930        353,030       149,096
                                                    ------------------------------------------------------

      NET INTEREST INCOME AFTER
       PROVISION FOR LOAN LOSSES                      5,462,864     5,256,469     10,951,281    10,425,484
                                                    ------------------------------------------------------

NON-INTEREST INCOME
  Service charges                                       133,745       131,451        262,917       270,039
  Gain (loss) on sale of securities                     173,454        16,777       (369,676)       16,777
  Other                                                  85,840       146,579        175,672       263,329
                                                    ------------------------------------------------------

      TOTAL NON-INTEREST INCOME                         393,039       294,807         68,913       550,145
                                                    ------------------------------------------------------

NON-INTEREST EXPENSE
  Salaries and employee benefits                      1,578,514     1,467,841      3,015,726     2,917,845
  Net occupancy                                         188,577       171,427        372,694       342,251
  Insurance and bonding                                 257,090       323,035      3,587,353       644,599
  State and local taxes                                 269,527       262,385        539,051       524,762
  Depreciation                                          231,517       241,175        466,050       473,097
  Other                                                 489,199       391,405        986,466       897,412
                                                    ------------------------------------------------------

      TOTAL NON-INTEREST EXPENSE                      3,014,424     2,857,268      8,967,340     5,799,966
                                                    ------------------------------------------------------

      INCOME BEFORE FEDERAL INCOME TAXES              2,841,479     2,694,008      2,052,854     5,175,663

FEDERAL INCOME TAX EXPENSE                              940,000       918,000        647,000     1,748,000
                                                    ------------------------------------------------------

      NET INCOME                                    $ 1,901,479   $ 1,776,008    $ 1,405,854   $ 3,427,663
                                                    ======================================================

EARNINGS PER SHARE                                  $      0.39   $      0.35    $      0.29   $      0.67
                                                    ======================================================

CASH DIVIDENDS DECLARED PER SHARE                   $     0.175   $      0.15    $      0.35   $      0.30
                                                    ======================================================



See accompanying notes to consolidated financial statements



PART I:  FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS

FFY FINANCIAL CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

                                                                 Six months ended
                                                                   December 31,
                                                           ----------------------------
                                                               1996            1995
                                                               ----            ----

Balance at July 1,                                         $101,920,853    $106,400,098

Net income                                                    1,405,854       3,427,663

Dividends paid, $.325 and $.275 per share, respectively      (1,536,780)     (1,375,963)

Treasury stock purchased                                    (21,175,509)     (5,902,645)

Stock options exercised                                         432,460         200,590

Amortization of ESOP expense                                    212,160         221,340

Amortization of RRP stock awards                                331,500         340,974

Tax benefit related to RRP stock awards                         148,298         110,694

Tax benefit related to exercise of stock options                264,453          18,118

Difference between average fair value per share and
 cost per share on ESOP shares committed to be released         306,884         248,141

Change in unrealized loss on securities
 available for sale, net                                      1,031,903         684,474
                                                           ----------------------------

                                                           $ 83,342,076    $104,373,484
                                                           ============================



See accompanying notes to consolidated financial statements



PART I:  FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS

FFY FINANCIAL CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                          Six months ended
                                                                            December 31,
                                                                    ----------------------------
                                                                        1996            1995
                                                                        ----            ----

NET CASH PROVIDED BY OPERATING ACTIVITIES                           $  4,519,714    $  5,402,139

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturity of securities available for sale             22,000,000      29,000,000
  Proceeds from sales of securities available for sale                38,291,582       5,042,652
  Purchase of securities available for sale                          (35,527,032)    (15,327,992)
  Purchase of securities held to maturity                                      0      (4,099,233)
  Principal receipts on securities available for sale                  2,652,182               0
  Principal receipts on securities held to maturity                            0       1,227,662
  Net increase in loans                                              (14,663,299)    (17,864,788)
  Purchase of office properties and equipment                           (429,439)       (537,474)
  Other, net                                                              10,000          25,122
                                                                    ----------------------------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                   12,333,994      (2,534,051)
                                                                    ----------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in deposit accounts                          4,337,236      (5,096,896)
  Net increase in securities sold under agreements to repurchase         248,613               0
  Net increase in short-term borrowings                               23,800,000       5,320,000
  Net decrease in amounts due to bank                                 (1,952,805)       (314,177)
  Treasury stock purchases                                           (21,175,509)     (5,902,645)
  Dividends paid                                                      (1,536,780)     (1,375,963)
  Other, net                                                            (513,380)        753,727
                                                                    ----------------------------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                    3,207,375      (6,615,954)
                                                                    ----------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  20,061,083      (3,747,866)

CASH AND CASH EQUIVALENTS
  Beginning of period                                                  8,262,397      11,734,251
                                                                    ----------------------------

  End of period                                                     $ 28,323,480    $  7,986,385
                                                                    ============================



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

Earnings Per Share:

The computation of primary and fully diluted earnings per share is based on the weighted average number of common stock and common stock equivalent shares outstanding during the three and six months ended December 31, 1996 and 1995. Stock options are regarded as common stock equivalents and are, therefore, considered in both primary and fully diluted earnings per share computations. Common stock equivalents are computed using the treasury stock method and, therefore, fully diluted earnings per share reflect additional dilution related to stock options due to the use of the market price at the end of the period, when higher than the average price for the period. ESOP shares that have not been committed to be released are not considered outstanding for the computation of primary and fully diluted earnings per share in accordance with Statement of Position 93-6, Employers' Accounting for Employee Stock Ownership Plan. The weighted average number of shares of common stock and common stock equivalents outstanding during the three and six months ended December 31, 1996 were 4,881,814 and 4,876,613, respectively. The weighted average number of shares of common stock and common stock equivalents outstanding during the three and six months ended December 31, 1995 were 5,073,496 and 5,149,126, respectively. Fully diluted earnings per share is not significantly different than primary earnings per share.

Reclassifications:

Certain amounts in the 1995 consolidated financial statements have been reclassified to conform with the 1996 presentation.


NOTE B - SIGNIFICANT EVENTS

On November 20, 1996, the Holding Company commenced a Modified Dutch Auction Tender Offer (Tender Offer) whereby FFY Financial Corp. offered to purchase up to 1.5 million shares of its common stock within a price range of $24 to $26 per share. As a result of the Tender Offer, which expired on December 20, 1996, the Holding Company purchased 808,000 shares, approximately 15.8% of the shares outstanding, at $26 per share. The total cost of the Tender Offer was $21.2 million which included $170,000 in expenses capitalized to treasury stock. Final settlement of the transaction occurred on December 31, 1996.



                        PART I: FINANCIAL INFORMATION
              ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             FFY FINANCIAL CORP.
                              DECEMBER 31, 1996



The following analysis discusses changes in the financial condition and results of operations at and for the three and six months ended December 31, 1996 for FFY Financial Corp. and Subsidiary (Company).


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


Financial Condition

At December 31, 1996, assets totaled $582.3 million, an increase of $6.7 million, or 1.2%, during the six months ended December 31, 1996. The increase in assets during the six months ended December 31, 1996 primarily represents an increase in cash and cash equivalents of $20.1 million and loan growth of $14.5 million partially offset by declines of $26.4 million and $1.0 million in the securities portfolio and other assets, respectively. Liabilities totaled $499.0 million at December 31, 1996, an increase of $25.3 million, or 5.3%, during the six months ended December 31, 1996. The increase in liabilities during the six months ended December 31, 1996 primarily represents an increase in deposit accounts and borrowed funds of $4.2 million and $23.8 million, respectively, partially offset by a $3.1 million decline in other liabilities. There were modest changes in other balance sheet categories during the six months ended December 31, 1996. These aforementioned changes are discussed in detail below.

The Company's cash and cash equivalents increased $20.1 million during the six months ended December 31, 1996 and totaled $28.3 million at December 31, 1996. The increase in cash and cash equivalents is primarily proceeds from security sales and maturities not used to fund the Tender Offer (see Note B of the Notes to Consolidated Financial Statements attached herein) as well as the increase in deposits not used to fund loan growth. These funds were invested in short-term repurchase agreements and term deposits during the quarter ended December 31, 1996. Management intends to reinvest such funds in higher-yield securities and future loan growth.

The Company's securities portfolio declined $26.4 million, or 24.0% during the six months ended December 31, 1996 and totaled $83.5 million at December 31, 1996. The $26.4 million decline during the six months ended December 31, 1996 was due to the sale and maturity of securities totaling $38.7 million and $22.0 million, respectively, and principal receipts on mortgage-backed securities totaling $2.7 million. These declines were partially offset by security purchases, predominantly adjustable-rate mortgage-backed securities, totaling $35.5 million and an increase in the market value of the securities portfolio from an unrealized loss of $1.3 million at June 30, 1996 to an unrealized gain of $245,000 at December 31, 1996. The decline in the securities portfolio during the six months ended December 31, 1996 funded the Tender Offer as well as contributing to the increase in cash and cash equivalents, both mentioned above.

Net loans receivable increased $14.5 million, or 3.3% during the six months ended December 31, 1996 and totaled $453.3 million at December 31, 1996. The $14.5 million increase in net loans receivable during the six months ended December 31, 1996 was mainly attributable to an increase in one-to-four family loans of $10.1 million and consumer loans of $4.0 million. The $4.0 million increase in consumer loans was attributable to increases of $2.5 million and $1.7 million in indirect auto loans and home equity loans, respectively, partially offset by a minor decrease in other consumer lending. Although the Bank's indirect auto lending portfolio increased during the six months ended December 31, 1996, this portfolio declined during the quarter ended December 31, 1996 from $12.3 million at September 30, 1996 to $11.4 million at December 31, 1996. The Bank wrote off $200,000 in indirect auto loans during the current quarter and nonperforming indirect auto loans increased from $493,000 at September 30, 1996 to $1.1 million at December 31, 1996. The Bank began the indirect auto loan program in January 1996 in an effort to develop a share in the local market for such lending. The $1.1 million in nonperforming indirect auto loans at December 31, 1996 were originated prior to September 15, 1996, when underwriting standards on these loans were tightened in response to the performance of the portfolio. Since that time, originations have slowed considerably, from an average of $1.7 million per month from January 1996 through September 15, 1996, to an average of $205,000 per month through December 1996. Collection efforts on these loans have also been increased.

Loan originations during the six months ended December 31, 1996 totaled $63.4 million compared to $56.0 million during the same period last year. One-to-four family loans totaled $39.8 million or 62.8% of originations, multi-family residential, commercial real estate and development loans totaled $4.1 million or 6.5% of originations and consumer loans totaled $19.5 or 30.7% or originations. The Bank focuses on originating a portion of its one-to-four family loans as adjustable-rate mortgages (ARMs) in an attempt to reduce interest rate risk. However, market conditions, including increased competition and generally low market interest rates continued to inhibit the marketability of ARMs. Adjustable-rate originations totaled $11.2 million, or 17.8% of originations during the six months ended December 31, 1996. At December 31, 1996, adjustable-rate loans represented 18.8% of the gross loan portfolio.

The Bank has historically been a portfolio lender, however, management is currently putting in place a secondary market mortgage lending operation through origination and sale of qualifying loans to Federal National Mortgage Association (FNMA) in an effort to access that portion of the mortgage market that is currently serviced by secondary market lenders. Management believes that the operational efficiencies existing in the portfolio lending operations will allow the Bank to be competitive in the secondary market. The application process with FNMA is complete and management anticipates that the Bank will begin selling loans during fiscal year 1997.

The allowance for loan losses totaled $3.5 million at December 31, 1996, compared to $3.4 million at June 30, 1996. During the six months ended December 31, 1996, there were $353,000 in additional reserves charged to operations partially offset by $286,000 in net write-offs, of which $210,000 were in the indirect auto loan portfolio. The $3.5 million allowance at December 31, 1996 represented .6% of total assets and .8% of net loans receivable. Non-performing assets, including non-performing loans, troubled debt restructurings and foreclosed assets (real estate owned), totaled $5.0 million at December 31, 1996 compared to $4.7 million at June 30, 1996. The allowance for loan losses as a percentage of non-performing assets totaled 70.4% and 73.6% at December 31, 1996 and June 30, 1996, respectively.

Deposits increased $4.2 million, or 0.9% during the six months ended December 31, 1996 from $456.5 million at June 30, 1996. Certificate and NOW account deposits increased $8.0 million and $2.3 million, respectively, during the six month period. The largest changes in certificate types were an increase of $18.6 million in 17-month accounts partially offset by decreases of $4.3 million, $1.5 million and $4.4 million in 12-month, 18-month and 36-month accounts, respectively. Passbook and money market accounts declined $3.9 million and $2.2 million, respectively, during the six month period. The variety of deposit accounts offered by the Bank has allowed it to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. The Bank has become more susceptible to short-term fluctuations in deposit flows, as customers have become more interest rate conscious. At December 31, 1996, certificate accounts totaled $295.1 million, passbook accounts totaled $110.3 million, NOW and checking accounts totaled $30.5 million and money market accounts totaled $24.8 million.

Securities sold under agreements to repurchase (repurchase agreements) increased $249,000 during the six months ended December 31, 1996 and totaled $6.9 million at December 31, 1996. Securities underlying the agreements are U.S. Government and federal agency obligations. These repurchase agreements mature overnight. The repurchase agreements are treated as financings, and the obligations to repurchase securities sold are reflected as a liability in the consolidated statements of financial condition. The securities, although held in safekeeping outside the Bank, remain in the asset accounts. The Bank enters into the repurchase agreements as a source of funds, particularly due to the recent history of deposit declines, to provide for continued loan growth.

The Company's borrowed funds increased $23.8 million during the six months ended December 31, 1996 and totaled $25.0 million at December 31, 1996. As part of a wholesale growth strategy, the Bank borrowed $25.0 million from Federal Home Loan Bank (FHLB) to purchase adjustable-rate mortgage-backed securities (see above). This growth strategy is designed to enable the Company to leverage its excess capital, and will be managed within the Company's guidelines for asset/liability management, profitability and overall growth objectives. There was $1.2 million in borrowed funds outstanding at June 30, 1996.

Other payables and accrued expenses decreased $3.1 million during the six months ended December 31, 1996 and totaled $3.9 million at December 31, 1996. The $3.1 million decline was primarily attributable to a $1.9 million decline in conjunction with the Bank's official check remittance system (due to customer demand) and the final Recognition and Retention Plan and Trust
(RRP) distribution that totaled $847,000.

Total stockholders' equity decreased $18.6 million, or 18.2% during the six months ended December 31, 1996, from $101.9 million at June 30, 1996 to $83.3 million at December 31, 1996. Largely contributing to the decline was the $21.2 million stock repurchase mentioned above and dividends paid totaling $1.5 million. These declines were partially offset by net income for the six months ended December 31, 1996 totaling $1.4 million, a change from a net unrealized loss of $869,000 at June 30, 1996 to a net unrealized gain of $162,000 on securities available for sale, amortization and tax benefits associated with employee benefits of $956,000, stock option exercises of $432,000, and ESOP accounting pursuant to Statement of Position
(SOP) 93-6 totaling $307,000. Book value per share was $19.30 at December 31, 1996 compared to $20.06 at June 30, 1996.


Results of Operations

Interest income on loans totaled $9.7 million for the quarter ended December 31, 1996, an increase of $815,000, or 9.2%, compared to the quarter ended December 31, 1995 due to a $36.8 million increase in the average balance of loans outstanding, reflecting continued growth in the loan portfolio, and a 3 basis point increase in the weighted average yield on the portfolio, from 8.51% to 8.54%. Income from securities totaled $1.5 million for the quarter ended December 31, 1996, a decrease of $467,000, or 24.1%, compared to the quarter ended December 31, 1995. The decline was the result of a $36.8 million decline in average balances compared to the quarter ended December 31, 1995, partially offset by a 50 basis point increase in average yield, from 5.98% to 6.48%. Income from other interest-earning assets totaled $392,000 for the quarter ended December 31, 1996, an increase of $352,000 over the same prior year quarter. This increase was primarily due to funds generated from security sales and maturities not used to finance the Tender Offer (see Note B of the Notes to Consolidated Financial Statements attached herein) that were invested in short-term repurchase agreements and term deposits. These repurchase agreements and term deposits matured in December 1996 and the proceeds will be used to fund future loan growth or will be re-invested in higher-yield securities.

Interest income on loans totaled $19.1 million for the six months ended December 31, 1996, an increase of $1.7 million, or 9.7%, compared to the six months ended December 31, 1995 due to a $38.2 million increase in the average balance of loans outstanding, reflecting continued growth in the loan portfolio, and a 2 basis point increase in the weighted average yield on the portfolio, from 8.52% to 8.54%. Income from securities totaled $3.1 million for the six months ended December 31, 1996, a decrease of $852,000, or 21.7%, compared to the six months ended December 31, 1995. The decline was the result of a $33.8 million decline in average balances compared to the six months ended December 31, 1995, partially offset by a 41 basis point increase in average yield, from 5.93% to 6.34%. Income from other interest-earning assets totaled $434,000 for the six months ended December 31, 1996, an increase of $220,000 over the same prior year six-month period primarily due to funds not used to finance the Tender Offer being invested in short-term repurchase agreements and term deposits.

Interest expense on deposits during the quarter ended December 31, 1996 totaled $5.5 million, a decrease of $29,000, or 0.5% compared to the quarter ended December 31, 1995, due to a $1.8 million decline in the average balance of deposits and a 1 basis point decline in the average cost of deposit accounts, from 4.88% to 4.87%. Interest expense associated with repurchase agreements totaled $71,000 during the quarter ended December 31, 1996 with an average balance of $6.8 million and a weighted average rate of 4.18%. There was no interest expense on repurchase agreements during the quarter ended December 31, 1995, since the Bank did not begin to enter into such agreements until May 1996. Interest expense on borrowed funds totaled $344,000 during the quarter ended December 31, 1996, an increase of $331,000 compared to the quarter ended December 31, 1995, due to a $24.1 million increase in the weighted average balance of borrowings (see "Financial Condition" above) partially offset by a 30 basis point decline in the average cost of borrowings, from 5.80% to 5.50%.

Interest expense on deposits during the six months ended December 31, 1996 totaled $10.9 million, a decrease of $209,000, or 1.9%, compared to the six months ended December 31, 1995, due to a $4.5 million decline in the average balance of deposits and a 5 basis point decline in the average cost of deposit accounts, from 4.88% to 4.83%. Interest expense associated with repurchase agreements totaled $157,000 during the six months ended December 31, 1996 with an average balance of $7.5 million and a weighted average rate of 4.20%. Interest expense on borrowed funds totaled $403,000 during the six months ended December 31, 1996, an increase of $390,000 compared to the six months ended December 31, 1995, due to a $14.2 million increase in the weighted average balance of borrowings (see "Financial Condition" above) partially offset by a 32 basis point decline in the average cost of borrowings, from 5.80% to 5.48%.

The provision for loan losses totaled $198,000 and $353,000 for the three and six months ended December 31, 1996, respectively, compared to $73,000 and $149,000 for the same periods last year based on management's continuing assessment of the loan portfolio and management's desire to maintain the allowance for loan losses at a level considered adequate to provide for probable future loan losses. The $125,000 and $204,000 increases over last year principally reflect the performance of the Bank's indirect auto lending portfolio. The Bank wrote-off $200,000 in indirect auto loans during the quarter ended December 31, 1996 and nonperforming indirect auto loans increased from $493,000 at September 30, 1996 to $1.1 million at December 31, 1996. The $1.1 million in nonperforming indirect auto loans at December 31, 1996 were originated prior to September 15, 1996, when underwriting standards on these loans were tightened in response to the performance of the portfolio. Since that time, originations have slowed considerably, from an average of $1.7 million per month from January 1996 through September 15, 1996, to an average of $205,000 per month through December 1996.
Collection efforts on these loans have also been increased. Future additions to the allowance for loan losses will be dependent on a number of factors, including the performance of the Bank's loan portfolio, the economy, changes in interest rates and the effect of such changes on real estate values, inflation and the view of regulatory authorities toward adequate reserve levels.

Non-interest income, excluding gain on sale of securities, totaled $220,000 for the quarter ended December 31, 1996, a decrease of $58,000 compared to the same period last year. The decrease was primarily attributable to declines in credit life and check commissions income, other service fee income and safety deposit box rentals. For the six months ended December 31, 1996, non-interest income, excluding gain/(loss) on sale of securities, totaled $439,000, a decrease of $95,000 from $533,000 compared to the same period last year. The decrease was primarily attributable to declines in application fee income, ATM service fee income, credit life commission income, other service fee income and safety deposit box rentals.

Gain on sale of securities totaled $173,000 for the quarter ended December 31, 1996, compared to $17,000 for the same period last year. On September 30, 1996, management decided to sell $28.8 million in available for sale securities for liquidity or reinvestment purposes. The Company recorded a loss on sale of securities for the write-down to fair value for other-than-temporary impairment when the decision to sell such securities was made. In early October 1996, the sale of these designated securities was completed and as a result of a market increase from September 30, 1996 to the actual sale dates, a $115,000 gain was booked for these securities. In December 1996, the Company sold additional securities with an amortized cost of $8.3 million to help fund the Tender Offer and resulted in an additional $58,000 gain. During the three months ended December 31, 1995, the Company sold securities with an amortized cost of $5.0 million primarily to fund loan originations which resulted in a $17,000 gain.

Loss on sale of securities totaled $370,000 for the six months ended December 31, 1996, compared to a $17,000 gain for the same period last year (see above). The $370,000 loss resulted from a $516,000 other-than-temporary impairment loss partially offset by a $115,000 gain on sale of the impaired securities and a net gain of $31,000 in other security sales for the current six-month period. Refer to the above paragraph for more detail regarding the impairment loss and subsequent sale of such securities.

Non-interest expense totaled $3.0 million for the quarter ended December 31, 1996, an increase of $157,000 compared to the quarter ended December 31, 1995. Salaries and employee benefit expenses totaled $1.6 million for the current quarter, an increase of $111,000 from the prior year period. This increase was attributable to increased salary, bonus and payroll tax expenses totaling $69,000, an increase in ESOP expense pursuant to SOP 93-6 of $24,000, increased medical claims of $14,000, expenses associated with the termination of a Supplemental Executive Retirement Plan (SERP) of $15,000 and a decrease in loan costs deferred of $22,000 due to a decline in the number of loans closed. These increases were partially offset by a $39,000 decline in pension expense (see below). Net occupancy expenses totaled $189,000 for the quarter ended December 31, 1996, an increase of $17,000 from the prior year period primarily attributable to increased rent and utilities associated with two new offices and more miscellaneous repair and maintenance items. Insurance and bonding expenses totaled $257,000 for the current quarter, a decline of $66,000 from the prior year period mainly attributable to a $58,000 refund from the Federal Deposit Insurance Corporation (FDIC) associated with reduced premium after the one-time SAIF assessment paid in November 1996. Other expenses totaled $489,000 for the quarter ended December 31, 1996, an increase of $98,000 from the prior year period. Increases of $18,000 in professional services (primarily attributable to strategic planning services), $12,000 in security and security-related services (more offices and automated teller machine related services), $30,000 in fees associated with the repurchase agreement, $15,000 in loan expenses (primarily in vehicle repossessions), $10,000 in contributions and $21,000 in supplies and printing services all contributed to the $98,000 increase. There were modest changes in other non-interest expense categories.

Non-interest expense totaled $9.0 million for the six months ended December 31, 1996, an increase of $3.2 million compared to the six months ended December 31, 1995. Salaries and employee benefit expenses totaled $3.0 million for the current six-month period, an increase of $98,000 from the same period last year. This increase was attributable to increased salary, bonus and payroll tax expenses totaling $110,000, an increase in ESOP expense pursuant to SOP 93-6 of $34,000, expenses associated with the termination of a Supplemental Executive Retirement Plan (SERP) of $15,000 and a decrease in loan costs deferred of $22,000 due to a decline in the number of loans closed. These increases were partially offset by a $77,000 decline in pension expense (see below) and decreased medical claims of $6,000. Net occupancy expenses totaled $373,000 for the six months ended December 31, 1996, an increase of $30,000 from the prior year period primarily attributable to increased rent and utilities associated with two new offices and more miscellaneous repair and maintenance items, mainly concrete and glass repairs. Insurance and bonding expenses totaled $3.6 million for the current six-month period, an increase of $2.9 million from the prior year period mainly attributable to a $3.0 million one-time SAIF assessment booked in September 1996. State and local taxes totaled $539,000 for the current six-month period, an increase of $14,000 from the prior year period due to increased equity at the subsidiary level. Other expenses totaled $986,000 for the six months ended December 31, 1996, an increase of $89,000 from the prior year period. Increases of $20,000 in security and security-related services (more offices and automated teller machine related services), $60,000 in fees associated with the repurchase agreement and $16,000 in loan expenses (primarily in vehicle repossessions) all contributed to the $89,000 increase. There were modest changes in other non-interest expense categories.

A review of salary and benefits expense, specifically retirement costs, indicated that the Bank's retirement expense was significantly higher than financial institution industry averages, primarily due to the required Employee Stock Ownership Plan (ESOP) accounting change that was adopted in fiscal year 1995. The accounting change caused ESOP expense to be recorded at the market value of Holding Company shares, not the original $10 cost per share as was allowed under previous accounting. In order to reduce retirement costs, the board of directors approved termination of the existing defined benefit pension plan as of November 15, 1996, implementation of a 401(k) plan effective January 1, 1997 and, subject to approval by the Internal Revenue Service (IRS), restructuring of the ESOP loan. The termination of the defined benefit pension plan resulted in no pension expense for the three and six months ended December 31, 1996, compared to $39,000 and $77,000 for the three and six months ended December 31, 1995, respectively, and is expected to generate cost savings of approximately $156,000 before tax annually. Cost savings associated with restructuring the ESOP loan, although expected to be approximately $450,000 before tax in the first year and average $256,000 before tax per year over the remaining 17 year term of the proposed restructured loan, have not been reflected in the results for the three and six months ended December 31, 1996, as the restructuring is dependent upon IRS approval. Cost savings will be reflected in the Company's financial statements when, and if, the IRS approves the change. No assurance can be given as to whether the IRS will approve the restructuring.

Federal income tax expense totaled $940,000 for the three months ended December 31, 1996, an increase of $22,000 compared to the same period last year due to increased income before federal income taxes. For the six months ended December 31, 1996, federal income tax expense was $647,000, a decrease of $1.1 million for the same period last year. This decline is primarily due to reduced net income before taxes, mainly the result of the one-time SAIF assessment.


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

All savings institutions, including the Bank, are required by federal regulation to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. This liquid asset ratio may vary from time to time depending on economic conditions and savings flows of all savings institutions. Currently, the minimum liquid asset ratio is 5%. In addition, short-term liquid assets (e.g., cash, certain time deposits, certain banker's acceptances and short-term U.S. Government obligations) currently must constitute at least 1% of the Bank's average daily balance of net withdrawable deposit accounts and current borrowings. Penalties may be imposed for violations of either liquid assets ratio requirement. At December 31, 1996 and 1995, the Bank was in compliance with both requirements, with overall liquid asset ratios of 7.7% and 13.5%, respectively, and short-term liquid asset ratios of 3.7% and 5.8%, respectively. The decrease in the overall liquid asset ratio from the December 31, 1995 level reflects implementation of the leverage strategy and the use of security sales and maturities to fund loan originations during the past year. The Bank intends to maintain higher than required levels of liquidity, but will continue to reduce these ratios as lending opportunities become available.


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


At December 31, 1996, the Bank was in compliance with regulatory capital requirements and is considered "well capitalized" as set forth below:

                                                                        Core/       Tier-1       Total
                                                  Equity    Tangible   Leverage   Risk-Based   Risk-Based
(dollars in thousands)                            Capital   Capital    Capital     Capital      Capital
---------------------------------------------------------------------------------------------------------

GAAP Capital                                     $ 55,428   $ 55,428   $ 55,428   $ 55,428     $ 55,428
Unrealized appreciation or gain on
 securities available for sale, net                               (6)        (6)        (6)          (6)
General loan valuation allowances                                  -          -          -        3,224
                                                            -------------------------------------------
Regulatory capital                                            55,422     55,422     55,422       58,646
Total assets                                      558,288
Adjusted total assets                                        558,481    558,451
Risk-weighted assets                                                               335,596      335,596
                                                 ------------------------------------------------------
Capital ratio                                        9.9%       9.9%       9.9%      16.5%        17.5%
Regulatory capital category
  Well capitalized - equal to or greater than                              5.0%       6.0%        10.0%
-------------------------------------------------------------------------------------------------------


Recent Developments

On August 20, 1996, the Small Business Job Protection Act of 1996 was signed into law which, among other things, effects thrift institutions such as the Bank regarding bad debt provisions. Large thrifts (see below) must switch to the specific charge-off method of Internal Revenue Code (IRC) Section 166 while small thrifts must switch to the reserve method of IRC Section 585 (the method currently used by small commercial banks). Under the specific charge-off method for large thrifts, charge-offs are deducted and recoveries are taken into taxable income as incurred. This bill eliminates the percentage of taxable income method for computing additions to the thrift tax bad debt reserves for tax years beginning after December 31, 1995. This will effect the Bank beginning in the current fiscal year ending June 30, 1997. The bill also requires that thrift institutions such as the Bank recapture all or a portion of their tax bad debt reserves added since the base year. For the Bank, the base year is June 30, 1988 and the tax bad debt reserves added since that date are $3.4 million. The amount of the reserves to be recaptured depends upon whether the institution is considered a large institution for tax purposes. A small thrift is required to recapture the portion of its reserves that exceeds the greater of (1) the experience method reserve computed as if the thrift had always been a small bank, or (2) the lessor of the qualifying and non-qualifying base year reserves or the contracted base year reserves. The opening tax bad debt reserve for a small thrift for the first taxable year beginning after December 31, 1995 is the greater of the two amounts described in (1) and (2) above. A small thrift that switches to the Section 585 experience method must make an annual addition to its reserve for bad debts. Under the repealed Section 593, a thrift was not required to make a minimum addition to its reserve for any taxable year.

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

On December 11, 1996, the Federal Deposit Insurance Corporation (FDIC) board of directors finalized a rule lowering the rates on assessments paid to the Savings Association Insurance Fund (SAIF), effective October 1, 1996. As a result of the Deposit Insurance Funds Act (Funds Act), the SAIF was capitalized up to the Designated Reserve Ratio (DRR) of 1.25 percent of estimated insured deposits on October 1, 1996. The FDIC's board also established a process similar to that which was applied to the Bank Insurance Fund (BIF) for adjusting rate schedules for both the SAIF and the BIF within a limited range without notice and comment to maintain each of the fund balances at the target DRR. Effective January 1, 1997, the Funds Act also separates the Financing Corporation (FICO) assessment to service the interest on its bond obligations from the SAIF assessment. FICO assessment rates for the first semiannual period of 1997 were set at 1.30 basis points annually for BIF-assessable deposits and 6.48 basis points annually for SAIF-assessable deposits. The FICO rate on BIF-assessable deposits must be one-fifth the rate on SAIF-assessable deposits until the insurance funds are merged or until January 1, 2000, whichever comes first. Based on deposit levels at December 31, 1996, the Bank can expect annual savings of approximately $500,000 after tax as a result of the lower deposit insurance premiums.



                         PART II:  OTHER INFORMATION
                             FFY FINANCIAL CORP.
                              DECEMBER 31, 1996

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


Item 4  Submission of Matters to a Vote of Security Holders

      On October 16, 1996, FFY Financial Corp. held its annual meeting of stockholders. The matters approved by stockholders at the annual meeting and the number of votes cast for, against or withheld (as well as the number of abstentions and broker non-votes) as to each matter are set forth below:

Election of Directors for a three-year term:

                                                         BROKER
      NAME                        FOR       WITHHELD    NON-VOTES
      ----                        ---       --------    ---------

      Jeffrey L. Francis       4,113,508     49,291        -0-
      Myron S. Roh             4,030,118    132,680        -0-
      Ronald P. Volpe          4,028,674    134,125        -0-


Ratification of the Appointment of Auditors for the fiscal year ended June 30, 1997:


                                                                   BROKER
      NAME                        FOR       AGAINST    ABSTAIN    NON-VOTES
      ----                        ---       -------    -------    ---------

      KPMG Peat Marwick LLP    4,021,497    107,453    34,281        -0-


Item 5.  Other Information

      Kenneth C. Schafer retired as a director of the Company effective October 16, 1996. Mr. Schafer was a director for 36 years.


Item 6.  Exhibits and Reports on Form 8-K

      A. Exhibits - Exhibit 27-Financial Data Schedule
      B. Reports on Form 8-K

      On October 15, 1996, the Registrant announced a net loss of ($496,000), or ($.10) per share for the quarter ended September 30, 1996, an increase in the regular dividend from $.15 per share to $.175 per share and the board of director approval to terminate the existing defined benefit pension plan and implement a 401(k) plan.




Pursuant the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       FFY Financial Corp.

Date:  February 14, 1997           By: /s/ Jeffrey L. Francis
                                       ----------------------------------------
                                       Jeffrey L. Francis
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)



Date:  February 14, 1997           By: /s/ Therese Ann Liutkus
                                       ----------------------------------------
                                       Therese Ann Liutkus
                                   Treasurer and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)