Form 10-Q
period 1997-03-31
FFY FINANCIAL CORP
filed 1997-05-14
CIK 898757

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                  FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                      For Quarter Ended March 31, 1997


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

                                    44512
                                 (Zip Code)

                               (330) 726-3396
            (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                               ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                CLASS                   SHARES OUTSTANDING AT APRIL 30, 1997
                -----                   ------------------------------------
     common stock, $.01 par value                     4,183,169




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





PART I:  FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS

FFY FINANCIAL CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                March 31,
                                                                  1997           June 30,
                                                               (Unaudited)         1996
                                                               ------------    ------------

ASSETS
------
Cash                                                           $  3,281,786    $  3,374,031
Interest-bearing deposits                                         5,714,253       4,888,366
Short-term investments                                            2,640,000               0
                                                               ----------------------------
      TOTAL CASH AND CASH EQUIVALENTS                            11,636,039       8,262,397

Securities available for sale                                   115,291,282     109,835,614
Loans receivable                                                454,729,876     438,789,657
Interest and dividends receivable on securities                   1,332,485       1,845,835
Interest receivable on loans                                      2,379,644       2,312,575
Federal Home Loan Bank stock, at cost                             3,975,600       3,773,800
Office properties and equipment                                   7,806,541       7,973,576
Real estate owned                                                    20,967               0
Other assets                                                      1,494,121       2,808,873
                                                               ----------------------------
      TOTAL ASSETS                                             $598,666,555    $575,602,327
                                                               ============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposit accounts                                             $447,789,339    $456,540,807
  Short-term securities sold under agreements to repurchase       9,576,280       6,639,553
  Long-term securities sold under agreements to repurchase       25,000,000               0
  Borrowed funds                                                 21,500,000       1,200,000
  Advance payments by borrowers for taxes and insurance           1,104,794       2,279,624
  Other payables and accrued expenses                             9,306,023       7,021,490
                                                               ----------------------------
      TOTAL LIABILITIES                                         514,276,436     473,681,474

Stockholders' equity:
  Preferred stock, $.01 par value:
    Authorized 5,000,000 shares; none outstanding                         0               0
  Common stock, $.01 par value:
    Authorized 15,000,000 shares; issued 6,630,000 shares,
     outstanding 4,328,219 shares at March 31, 1997
     and 5,081,198 shares at June 30, 1996                           66,300          66,300
  Additional paid-in capital                                     64,140,823      63,529,201
  Retained earnings, substantially restricted                    73,257,317      72,165,978
  Treasury stock, at cost, 2,301,781 shares at
   March 31, 1997 and 1,548,802 shares at June 30, 1996         (48,643,282)    (28,492,183)
  Unrealized loss on securities available for sale, net            (601,797)       (869,461)
  Common stock purchased by:
    Employee stock ownership plan                                (3,547,452)     (3,865,692)
    Recognition and retention plans                                (281,790)       (613,290)
                                                               ----------------------------

      TOTAL STOCKHOLDERS' EQUITY                                 84,390,119     101,920,853
                                                               ----------------------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $598,666,555    $575,602,327
                                                               ============================


See accompanying notes to consolidated financial statements


PART I:  FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS

FFY FINANCIAL CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                                   Three months ended            Nine months ended
                                                                       March 31,                     March 31,
                                                                  1997           1996           1997           1996
                                                               -----------    -----------    -----------    -----------

INTEREST INCOME
  Mortgage loans                                               $ 8,383,185    $ 8,008,829    $24,943,668    $23,626,325
  Consumer and other loans                                       1,162,874        963,460      3,746,465      2,799,866
  Securities available for sale                                  1,629,984      1,850,923      4,712,721      5,411,404
  Securities held to maturity                                            0              0              0        374,084
  Federal Home Loan Bank stock                                      68,619         64,558        204,921        192,068
  Other interest-earning assets                                    173,568         55,901        608,030        270,782
                                                               --------------------------------------------------------

      TOTAL INTEREST INCOME                                     11,418,230     10,943,671     34,215,805     32,674,529
                                                               --------------------------------------------------------

INTEREST EXPENSE
  Deposit accounts                                               5,466,494      5,492,660     16,400,602     16,635,944
  Short-term securities sold under agreements to repurchase         74,594              0        231,225              0
  Long-term securities sold under agreements to repurchase         173,680              0        173,680              0
  Borrowed funds                                                   306,429         15,510        708,955         28,504
                                                               --------------------------------------------------------

      TOTAL INTEREST EXPENSE                                     6,021,197      5,508,170     17,514,462     16,664,448

      NET INTEREST INCOME                                        5,397,033      5,435,501     16,701,343     16,010,081
  Provision for loan losses                                        208,128         76,555        561,158        225,651
                                                               --------------------------------------------------------

      NET INTEREST INCOME AFTER
       PROVISION FOR LOAN LOSSES                                 5,188,905      5,358,946     16,140,185     15,784,430
                                                               --------------------------------------------------------

NON-INTEREST INCOME
  Service charges                                                  135,037        123,588        404,660        393,627
  Gain (loss) on sale of securities                                 24,035          4,180       (345,641)        20,957
  Other                                                             96,730        144,300        265,696        407,629
                                                               --------------------------------------------------------

      TOTAL NON-INTEREST INCOME                                    255,802        272,068        324,715        822,213
                                                               --------------------------------------------------------

NON-INTEREST EXPENSE
  Salaries and employee benefits                                 1,426,214      1,865,370      4,441,940      4,783,215
  Net occupancy                                                    174,861        200,100        547,555        542,351
  Insurance and bonding                                            125,417        322,594      3,712,770        967,193
  State and local taxes                                            269,774        262,253        808,825        787,015
  Depreciation                                                     220,395        239,826        686,445        712,923
  Other                                                            430,023        373,096      1,416,489      1,270,508
                                                               --------------------------------------------------------

      TOTAL NON-INTEREST EXPENSE                                 2,646,684      3,263,239     11,614,024      9,063,205
                                                               --------------------------------------------------------

      INCOME BEFORE FEDERAL INCOME TAXES                         2,798,023      2,367,775      4,850,876      7,543,438

FEDERAL INCOME TAX EXPENSE                                         887,000        790,000      1,534,000      2,538,000
                                                               --------------------------------------------------------

      NET INCOME                                               $ 1,911,023    $ 1,577,775    $ 3,316,876    $ 5,005,438
                                                               ========================================================

EARNINGS PER SHARE                                             $      0.47    $      0.32    $      0.72    $      0.98
                                                               ========================================================

CASH DIVIDENDS DECLARED PER SHARE                              $     0.175    $      0.15    $     0.525    $      0.45
                                                               ========================================================


See accompanying notes to consolidated financial statements


PART I:  FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS

FFY FINANCIAL CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

                                                                Nine months ended
                                                                    March 31,
                                                               1997            1996
                                                           ------------    ------------

Balance at July 1,                                         $101,920,853    $106,400,098

Net income                                                    3,316,876       5,005,438

Dividends paid, $.50 and $.425 per share, respectively       (2,225,537)     (2,088,408)

Treasury stock purchased                                    (21,176,586)     (5,902,645)

Stock options exercised                                         526,060         343,690

Amortization of ESOP expense                                    318,240         332,010

Amortization of RRP stock awards                                331,500         509,064

Tax benefit related to RRP stock awards                         222,493         166,040

Tax benefit related to exercise of stock options                419,712          38,404

Difference between average fair value per share and
 cost per share on ESOP shares committed to be released         468,844         378,999

Change in unrealized loss on securities
 available for sale, net                                        267,664         (20,662)
                                                           ----------------------------

                                                           $ 84,390,119    $105,162,028
                                                           ============================


See accompanying notes to consolidated financial statements



PART I:  FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS

FFY FINANCIAL CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                    Nine months ended
                                                                                        March 31,
                                                                                   1997            1996
                                                                               ----------------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                      $  9,252,706    $  9,482,457
                                                                               ----------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturity of securities available for sale                        26,000,000      44,000,000
  Proceeds from sales of securities available for sale                           43,659,205       5,071,055
  Purchase of securities available for sale                                     (80,508,340)    (22,837,089)
  Principal receipts on securities available for sale                             5,231,082       1,915,260
  Net increase in loans                                                         (16,142,102)    (23,455,274)
  Purchase of office properties and equipment                                      (532,795)       (728,184)
  Other, net                                                                         14,461          25,122
                                                                               ----------------------------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                             (22,278,489)      3,990,890
                                                                               ----------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net decrease in deposit accounts                                               (8,524,379)     (3,007,165)
  Net increase in short-term securities sold under agreements to repurchase       2,936,727               0
  Net increase in long-term securities sold under agreements to repurchase       25,000,000               0
  Net increase in short-term borrowings                                          20,300,000               0
  Net increase (decrease) in amounts due to bank                                 (1,293,020)        215,443
  Net increase (decrease) in advance payments by borrowers
   for taxes and insurance                                                        1,375,844        (861,694)
  Treasury stock purchases                                                      (21,176,586)     (5,902,645)
  Dividends paid                                                                 (2,225,537)     (2,088,408)
  Other, net                                                                          6,376        (243,016)
                                                                               ----------------------------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                              16,399,425     (11,887,485)
                                                                               ----------------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                         3,373,642       1,585,862

CASH AND CASH EQUIVALENTS
  Beginning of period                                                             8,262,397      11,734,251
                                                                               ----------------------------

  End of period                                                                $ 11,636,039    $ 13,320,113
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

Earnings Per Share:

The computation of primary and fully diluted earnings per share is based on the weighted average number of common stock and common stock equivalent shares outstanding during the three and nine months ended March 31, 1997 and 1996. Stock options are regarded as common stock equivalents and are, therefore, considered in both primary and fully diluted earnings per share computations. Common stock equivalents are computed using the treasury stock method and, therefore, fully diluted earnings per share reflect additional dilution related to stock options due to the use of the market price at the end of the period, when higher than the average price for the period. ESOP shares that have not been committed to be released are not considered outstanding for the computation of primary and fully diluted earnings per share in accordance with Statement of Position 93-6, Employers' Accounting for Employee Stock Ownership Plan. The weighted average number of shares of common stock and common stock equivalents outstanding during the three and nine months ended March 31, 1997 were 4,099,490 and 4,621,332, respectively. The weighted average number of shares of common stock and common stock equivalents outstanding during the three and nine months ended March 31, 1996 were 4,989,737 and 5,096,800, respectively. Fully diluted earnings per share is not significantly different than primary earnings per share. See "Effect of New Accounting Standards" in Management's Discussion and Analysis of Financial Condition and Results of Operation attached herein for a brief explanation of Statement of Financial Accounting Standards
(SFAS) No. 128, Earnings per Share. The following tables disclose pro forma earnings per share pursuant to SFAS No. 128 for the three months ended March 31, 1997 and 1996 and the nine months ended March 31, 1997 and 1996.

                                                             Three months ended March 31,
                                                   1997                                         1996
                                 -----------------------------------------    -----------------------------------------
                                   Income          Shares        Per-Share      Income          Shares        Per-Share
                                 (Numerator)    (Denominator)     Amount      (Numerator)    (Denominator)     Amount
                                 -----------    -------------    ---------    -----------    -------------    ---------

Basic EPS
Income available to
 common stockholders             $1,911,023       3,926,182        $0.49      $1,577,775       4,743,108        $0.33
                                                                   =====                                        =====

Effect of Dilutive Securities
Stock options                             0         140,521                            0         214,170
                                 ----------       ---------                   ----------       ---------

Diluted EPS
Income available to
 common stockholders             $1,911,023       4,066,703        $0.47      $1,577,775       4,957,278        $0.32
                                 ==========       =========        =====      ==========       =========        =====


                                                              Nine months ended March 31,
                                                   1997                                         1996
                                 -----------------------------------------    -----------------------------------------
                                   Income          Shares        Per-Share      Income          Shares        Per-Share
                                 (Numerator)    (Denominator)     Amount      (Numerator)    (Denominator)     Amount
                                 -----------    -------------    ---------    -----------    -------------    ---------

Basic EPS
Income available to
 common stockholders             $3,316,876       4,453,622        $0.74      $5,005,438       4,856,450        $1.03
                                                                   =====                                        =====

Effect of Dilutive Securities
Stock options                             0         179,503                            0         227,963
                                 ----------       ---------                   ----------       ---------

Diluted EPS
Income available to
 common stockholders             $3,316,876       4,633,125        $0.72      $5,005,438       5,084,413        $0.98
                                 ==========       =========        =====      ==========       =========        =====


Reclassifications:

Certain amounts in the 1996 consolidated financial statements have been reclassified to conform with the 1997 presentation.



                        PART I: FINANCIAL INFORMATION
              ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             FFY FINANCIAL CORP.
                               MARCH 31, 1997



The following analysis discusses changes in the financial condition at and for the nine months ended March 31, 1997 and results of operations for the three and nine months ended March 31, 1997 for FFY Financial Corp. and Subsidiary (Company).


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


Financial Condition

At March 31, 1997, assets totaled $598.7 million, an increase of $23.1 million, or 4.0%, during the nine months ended March 31, 1997. The increase in assets during this period primarily represents increases in cash and cash equivalents of $3.4 million, securities of $5.5 million and loan growth of $15.9 million partially offset by a $1.3 million decline in other assets. Liabilities totaled $514.3 million at March 31, 1997, an increase of $40.6 million, or 8.6%, during the nine months ended March 31, 1997. The increase in liabilities during this period primarily represents increases in securities sold under agreements to repurchase of $27.9 million and borrowed funds of $20.3 million partially offset by a decline in deposit accounts of $8.8 million. There were modest changes in other balance sheet categories during the nine months ended March 31, 1997. The above mentioned changes are discussed in detail below.

The Company's cash and cash equivalents totaled $11.6 million at March 31 1997, an increase of $3.4 million for the nine months ended March 31, 1997. The increase in cash and cash equivalents is primarily funds invested in open-end repurchase agreements (short-term investments).

The Company's securities portfolio totaled $115.3 million at March 31, 1997, an increase of $5.5 million for the nine months ended March 31, 1997. The $5.5 million increase was primarily attributable to $80.5 million in security purchases, of which $66.0 were in the form of mortgage-backed securities, partially offset by the sale and maturity of securities totaling $44.0 million and $26.0 million, respectively, and principal receipts on mortgage-backed securities totaling $5.2 million. Funds generated to purchase the $80.5 million in securities for the nine months ended March 31, 1997 were mostly from borrowings, repurchase agreements and security maturities.

Net loans receivable totaled $454.7 million at March 31, 1997, an increase of $15.9 million, or 3.6% for the nine months ended March 31, 1997. The $15.9 million increase in net loans receivable was mainly attributable to increases in one-to-four family loans of $12.3 million, consumer loans of $2.3 million and commercial loans of $1.4 million. The $2.3 million increase in consumer loans was mainly attributable to an increase in the home equity loan portfolio. The Bank's indirect auto lending portfolio totaled $10.3 million at March 31, 1997. The indirect auto loan program began in January 1996 in an effort to develop a share in the local market for such lending, however, after an analysis of the returns generated by the existing portfolio and potential returns from such a line of business, the Bank exited this business effective March 31, 1997.

Loan originations during the nine months ended March 31, 1997 totaled $87.9 million compared to $85.6 million during the same period last year. One-to-four family loan originations totaled $56.2 million, or 64.0% of total originations; multi-family residential, commercial real estate and development loan originations totaled $5.8 million, or 6.6% of total originations; and consumer loan originations totaled $25.9, or 29.4% of total originations. The Bank focuses on originating a portion of its one-to-four family loans as adjustable-rate mortgages (ARMs) in an attempt to reduce interest rate risk. However, market conditions, including increased competition and generally low market interest rates, continued to inhibit the marketability of ARMs. Adjustable-rate originations totaled $17.8 million, or 20.2% of total originations during the nine months ended March 31, 1997. At March 31, 1997, adjustable-rate loans represented 19.6% of the gross loan portfolio.

The Bank has historically been a portfolio lender, however, management is currently putting in place a secondary market mortgage lending operation designed to originate and sell qualifying loans to Federal National Mortgage Association (FNMA) in an effort to access that portion of the mortgage market that is currently serviced by secondary market lenders. Management believes that the operational efficiencies existing in the portfolio lending operations will allow the Bank to be competitive in the secondary market. The application process with FNMA is complete, however management has delayed the secondary market operation due to implementation and training on the new loan origination software system (refer to "Changes in Financial Condition" in the 1996 Annual Report to Shareholders). Management anticipates that the Bank will begin selling loans during fiscal year 1998.

The allowance for loan losses totaled $3.2 million at March 31, 1997, compared to $3.4 million at June 30, 1996. During the nine months ended March 31, 1997, there were $839,000 in net write-offs, of which $711,000 were in the indirect auto loan portfolio, partially offset by $561,000 in additional reserves charged to operations. The $3.2 million allowance at March 31, 1997 represented .5% of total assets and .7% of net loans receivable. Non-performing assets, including non-performing loans, troubled debt restructurings and foreclosed assets (real estate owned), totaled $4.3 million at March 31, 1997 compared to $5.0 million, $5.1 million and $4.7 million at December 31, 1996, September 30, 1996 and June 30, 1996, respectively. The allowance for loan losses as a percentage of non-performing assets totaled 73.2% at March 31, 1997 compared to 70.4%, 70.0% and 73.6% at December 31, 1996, September 30, 1996 and June 30, 1996, respectively.

Other assets totaled $1.5 million at March 31, 1997, a decline of $1.3 million for the nine months ended March 31, 1997. The $1.3 million decline is mainly attributable to the fourth and final distribution of the Recognition and Retention Plan (RRP) trust assets totaling $811,000 net of dividends and a $534,000 decrease in the deferred tax asset due to declines in future deductible timing differences.

Deposit accounts totaled $447.8 million at March 31, 1997, a decline of $8.8 million or 1.9% for the nine months ended March 31, 1997. Certificate, money market and passbook accounts declined $3.5 million, $2.9 million and $4.7 million, respectively, whereas NOW and checking account deposits increased $2.3 million for the nine months ended March 31, 1997. The largest declines in certificate types were $5.8 million, $10.7 million and $8.8 million in 12-month, 24-month and 36-month accounts, respectively. These declines were partially offset by increases of $4.6 million and $18.6 million in 3-month and 17-month accounts, respectively. The 1.2% decline in certificate accounts primarily represent brokered accounts that matured during the quarter ended March 31, 1997 that were not reinvested in the Bank as customers seek higher yields in this generally low market interest rate environment. However, the variety of deposit accounts offered by the Bank has allowed it to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. The Bank has become more susceptible to short-term fluctuations in deposit flows, as customers have become more interest rate conscious. At March 31, 1997, certificate accounts totaled $283.6 million, passbook accounts totaled $109.6 million, NOW and checking accounts totaled $30.5 million and money market accounts totaled $24.1 million.

Securities sold under agreements to repurchase (repurchase agreements) totaled $34.6 million, an increase of $27.9 million for the nine months ended March 31, 1997. On February 19, 1997, the Bank entered into a fixed-rate, long-term repurchase agreement for $25,000,000. This repurchase agreement has a term of five years bearing an interest rate of 6.1%, however, the third party has an option to terminate the agreement after three years and on any 90-day anniversary following the initial three years. The proceeds were used to purchase securities, enabling the Company to further leverage its excess capital. Securities underlying the long-term repurchase agreement are Federal Home Loan Mortgage Corporation (FHLMC) and Government National Mortgage Association (GNMA) mortgage-backed securities. Also contributing to the $27.9 million increase was $2.9 million in additional funds utilized by the Bank to fund deposit outflows. These short-term repurchase agreements mature overnight. Securities underlying the short-term repurchase agreement are U.S. Government and federal agency obligations. Both repurchase agreements are treated as financings, and the obligations to repurchase securities sold are reflected as a liability in the consolidated statements of financial condition. The securities, although held in safekeeping outside the Bank, remain in the asset accounts.

The Company's borrowed funds totaled $21.5 million at March 31, 1997, an increase of $20.3 million for the nine months ended March 31, 1997. The Bank borrowed $25.0 million from Federal Home Loan Bank (FHLB) to purchase adjustable-rate mortgage-backed securities during the second fiscal quarter of 1997 and subsequently repaid $3.5 million back to FHLB. The borrowings enabled the Company to leverage its capital and will be managed within the Company's guidelines for asset/liability management, profitability and overall growth objectives. There was $1.2 million in borrowed funds outstanding at June 30, 1996.

Stockholders' equity totaled $84.4 million at March 31, 1997, a decrease of $17.5 million or 17.2% for the nine months ended March 31, 1997. Largely contributing to the decline was a $21.2 million Modified Dutch Auction Tender Offer (Tender Offer) whereby the Holding Company purchased 808,000 shares at $26 per share. Included in the $21.2 million cost was approximately $171,000 in expenses capitalized to treasury stock. The Tender Offer commenced and expired during the second fiscal quarter of 1997. Also contributing to the decline was cash dividends paid totaling $2.2 million. These declines were partially offset by net income for the nine months ended March 31, 1997 totaling $3.3 million, a decline in the unrealized loss on securities available for sale net of taxes totaling $268,000, amortization and tax benefits associated with employee benefits of $1.3 million, stock option exercises of $526,000, and ESOP accounting pursuant to Statement of Position (SOP) 93-6 totaling $469,000. Book value per share was $19.50 at March 31, 1997 compared to $20.06 at June 30, 1996. On April 15, 1997, the Holding Company announced its intention to repurchase 5% of its outstanding shares, or 215,943 shares, in open market transactions beginning April 21, 1997. The board of directors approved the repurchase program in view of current economic and market factors, alternate investment strategies and the strong capital position of the Company. The Company believes that the repurchase of its shares represents an attractive investment opportunity which will benefit the Company and its stockholders.


Results of Operations

Interest income on loans totaled $9.5 million for the quarter ended March 31, 1997, an increase of $574,000, or 6.4%, compared to the same quarter last year. The increase was due to a $32.3 million increase in the average balance of loans outstanding, reflecting continued growth in the loan portfolio, partially offset by a 10 basis point decline in the weighted average yield on the portfolio, from 8.53% to 8.43%. Income from securities totaled $1.6 million for the quarter ended March 31, 1997, a decrease of $221,000, or 11.9%, compared to the same quarter last year. The decrease was the result of a $23.0 million decline in average balances compared to the quarter ended March 31, 1996, partially offset by a 62 basis point increase in average yield, from 6.01% to 6.63%. Income from other interest-earning assets totaled $174,000 for the quarter ended March 31, 1997, an increase of $118,000 over the same prior year quarter. This increase was primarily due to funds generated from security sales and maturities during the second fiscal quarter of 1997 that were invested in short-term open-end repurchase agreements in anticipation of the Tender Offer. To the extent these funds were not used in the Tender Offer, they were reinvested in higher-yield securities during the current quarter.

Interest income on loans totaled $28.7 million for the nine months ended March 31, 1997, an increase of $2.3 million, or 8.6%, compared to the nine months ended March 31, 1996. The increase was due to a $36.2 million increase in the average balance of loans outstanding, reflecting continued growth in the loan portfolio, partially offset by a 2 basis point decrease in the weighted average yield on the portfolio, from 8.52% to 8.50%. Income from securities totaled $4.7 million for the nine months ended March 31, 1997, a decrease of $1.1 million, or 18.5%, compared to the nine months ended March 31, 1996. The decline was the result of a $30.2 million decline in average balances compared to the same prior year nine-month period, partially offset by a 49 basis point increase in average yield, from 5.95% to 6.44%. Income from other interest-earning assets totaled $608,000 for the nine months ended March 31, 1997, an increase of $337,000 over the nine months ended March 31, 1996. Refer to the previous paragraph for an explanation of the source of funds that were invested in other interest-earning assets.

Interest expense on deposits during the quarter ended March 31, 1997 totaled $5.5 million, a decrease of $26,000, or 0.5%, compared to the same quarter last year. The decrease was due to a $1.0 million decline in the average balance of deposits and a 1 basis point decline in the average cost of deposit accounts, from 4.81% to 4.80%. Interest expense associated with repurchase agreements totaled $248,000 for the quarter ended March 31, 1997 with an average balance of $18.8 million and a weighted average rate of 5.29%. There was no interest expense on repurchase agreements during the quarter ended March 31, 1996, since the Bank did not begin to enter into such agreements until May 1996. Interest expense on borrowed funds totaled $306,000 during the quarter ended March 31, 1997, an increase of $291,000 compared to the same quarter last year. This increase was due to a $21.6 million increase in the weighted average balance of borrowings partially offset by a 73 basis point decline in the average cost of borrowings, from 6.15% to 5.42%.

Interest expense on deposits for the nine months ended March 31, 1997 totaled $16.4 million, a decrease of $235,000, or 1.4%, compared to the nine months ended March 31, 1996. The decrease was due to a $3.4 million decline in the average balance of deposits and a 3 basis point decline in the average cost of deposit accounts, from 4.85% to 4.82%. Interest expense associated with repurchase agreements totaled $405,000 for the nine months ended March 31, 1997 with an average balance of $11.2 million and a weighted average rate of 4.80%. Interest expense on borrowed funds totaled $709,000 for the nine months ended March 31, 1997, an increase of $680,000 compared to the nine months ended March 31, 1996. The increase was due to a $16.7 million increase in the weighted average balance of borrowings partially offset by a 74 basis point decline in the average cost of borrowings, from 6.20% to 5.46%.

The provision for loan losses totaled $208,000 and $561,000 for the three and nine months ended March 31, 1997, respectively, compared to $77,000 and $226,000 for the same periods last year based on management's continuing assessment of the loan portfolio and its desire to maintain the allowance for loan losses at a level considered adequate to provide for probable future loan losses. The $131,000 and $335,000 increases over last year's respective periods principally reflect the performance of the Bank's indirect auto lending portfolio. The Bank wrote off $701,000 in indirect auto loans over the past six months and nonperforming indirect auto loans totaled $812,000 at March 31, 1997, down from $1.1 million at December 31, 1996 and an increase from $493,000 at September 30, 1996. After an analysis of the returns generated by the existing portfolio and potential returns from such a line of business, the Bank decided to cease indirect auto lending effective March 31, 1997. Collection efforts on the remaining auto loan portfolio have been increased, however, future additions to the allowance for loan losses will be dependent on the performance of this portfolio. Future additions to the allowance for loan losses will also be dependent on a number of other factors, including the performance of the Bank's total loan portfolio, the economy, changes in interest rates and the effect of such changes on real estate values, inflation and the view of regulatory authorities toward adequate reserve levels.

Loss on sale of securities totaled $346,000 for the nine months ended March 31, 1997, compared to a $21,000 gain for the same period last year. The loss during the current fiscal year is primarily the result of securities sold to fund the Tender Offer.

Non-interest expense totaled $2.6 million for the quarter ended March 31, 1997, a decrease of $617,000 compared to the quarter ended March 31, 1996. Salaries and employee benefit expenses totaled $1.4 million for the current quarter, a decline of $439,000 from the same prior year period. This decline was mainly attributable to decreases of $368,000 in severance pay in March 1996 for two executive officers who announced their retirement, $133,000 in RRP expense as a result of the final distribution occurring on December 30, 1996 (see Statement of Condition above) and $34,000 in pension expense (see below). These decreases were partially offset by a $56,000 increase in salary and bonus for the quarter and a $52,000 decline in loan costs deferred due to a decline in the number of loans closed. There were modest changes in other salary and employee benefit categories. Insurance and bonding expenses totaled $125,000 for the current quarter, a decline of $197,000 from the same prior year period mainly attributable to decreased premiums associated with the recapitalization of the Savings Association Insurance Fund (SAIF). Other expenses totaled $430,000 for the current quarter, an increase of $57,000 from the same prior year period. Increases of $43,000 in advertising, $30,000 in fees associated with the short-term repurchase agreement and $19,000 in loan expenses (primarily in vehicle repossessions) partially offset by a decline of $34,000 in directors' compensation pursuant to the final RRP distribution explained above all contributed to the $57,000 increase. There were modest changes in other non-interest expense categories.

Non-interest expense totaled $11.6 million for the nine months ended March 31, 1997, an increase of $2.6 million compared to the nine months ended March 31, 1996. Salaries and employee benefit expenses totaled $4.4 million for the current nine-month period, a decrease of $341,000 compared to the same period last year. This decrease was primarily attributable to declines of $368,000 in severance expense associated with the retirement of two executive officers (see above), $111,000 in pension expense (see below), $133,000 in RRP expenses (see above) and $36,000 in decreased medical claims. These decreases were partially offset by increases of $165,000 in salary, bonus and payroll tax expenses, $53,000 in ESOP expense pursuant to SOP 93-6, $15,000 in costs associated with the termination of a Supplemental Executive Retirement Plan and a decline of $74,000 in loan costs deferred due to a decline in the number of loans closed. Insurance and bonding expenses totaled $3.7 million for the current nine-month period, an increase of $2.7 million from the same prior year period due primarily to the $3.0 million one-time assessment paid to recapitalize the SAIF. Other expenses totaled $1.4 million for the nine months ended March 31, 1997, an increase of $146,000 from the same prior year period. Increases of $58,000 in advertising, $90,000 in fees associated with short-term repurchase agreement and $36,000 in loan expenses (primarily in vehicle repossessions) partially offset by a decline of $43,000 in directors' compensation (primarily RRP expenses) all contributed to the $146,000 increase. There were modest changes in other non-interest expense categories.

A review of salary and benefits expense, specifically retirement costs, indicated that the Bank's retirement expense was significantly higher than financial institution industry averages, primarily due to the required Employee Stock Ownership Plan (ESOP) accounting change that was adopted in fiscal year 1995. The accounting change caused ESOP expense to be recorded at the market value of Holding Company shares, not the original $10 cost per share as was allowed under previous accounting. In order to reduce retirement costs, the board of directors approved termination of the existing defined benefit pension plan as of November 15, 1996, implementation of a 401(k) plan effective January 1, 1997 and, subject to approval by the Internal Revenue Service (IRS), restructuring of the ESOP loan. The termination of the defined benefit pension plan resulted in no pension expense for the three and nine months ended March 31, 1997, compared to $34,000 and $111,000 for the three and nine months ended March 31, 1997, respectively, and is expected to generate cost savings of approximately $156,000 before tax annually. Cost savings associated with restructuring the ESOP loan, although expected to be approximately $450,000 before tax in the first year and average $256,000 before tax per year over the remaining 17 year term of the proposed restructured loan, have not been reflected in the operating results for the three and nine months ended March 31, 1997, as the restructuring is dependent upon IRS approval. Cost savings will be reflected in the Company's financial statements when, and if, the IRS approves the change. No assurance can be given as to whether the IRS will approve the restructuring.

Federal income tax expense totaled $887,000 for the three months ended March 31, 1997, an increase of $97,000 compared to the same period last year due to increased income before federal income taxes. For the nine months ended March 31, 1997, federal income tax expense was $1.5 million, a decrease of $1.0 million for the same period last year. This decline is primarily due to reduced net income before taxes, mainly the result of the one-time SAIF assessment.


Effect of New Accounting Standards

In June 1996, the Financial Accounting Standards Board (FASB) issued SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 125 establishes the accounting for certain financial asset transfers, including securitization transactions, and is effective for transactions entered into on or after January 1, 1997. Management does not expect the implementation of SFAS No. 125 to have a material impact on the Company's consolidated financial position or results of operations.

In February 1997, the FASB issued SFAS No. 128, Earnings per Share which supersedes Accounting Principles Board (APB) No. 15, Earnings per Share and replaces the presentation of primary and fully diluted earnings per share with basic and diluted earnings per share. SFAS No. 128 was issued to simplify the computation of earnings per share and make the U.S. standard more compatible with the earnings per share standards of other countries and that of the International Accounting Standards Committee (IASC). SFAS No. 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted, however, pro forma earnings per share is permitted for periods prior to required adoption. See Note A of the Notes to Consolidated Financial Statements attached herein for pro forma disclosures.


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

All savings institutions, including the Bank, are required by federal regulation to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. This liquid asset ratio may vary from time to time depending on economic conditions and savings flows of all savings institutions.Currently, the minimum liquid asset ratio is 5%. In addition, short-term liquid assets (e.g., cash, certain time deposits, certain banker's acceptances and short-term U.S. Government obligations) currently must constitute at least 1% of the Bank's average daily balance of net withdrawable deposit accounts and current borrowings. Penalties may be imposed for violations of either liquid assets ratio requirement. At March 31, 1997 and 1996, the Bank was in compliance with both requirements, with overall liquid asset ratios of 6.9% and 11.5%, respectively, and short-term liquid asset ratios of 4.2% and 5.6%, respectively. The decrease in the overall liquid asset ratio from the March 31, 1996 level reflects the use of security sales and maturities to fund loan originations during the past year.


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

The Federal Deposit Insurance Corporation Improvement Act (FDICIA) was signed into law on December 19, 1991. Regulations implementing the prompt corrective action provisions of FDICIA became effective on December 19, 1992. The prompt corrective action regulations define specific capital categories based on an institution's capital ratios. The capital categories, in declining order, are "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized", and "critically undercapitalized." To be considered "well capitalized", an institution must generally have a leverage capital ratio of at least 5%, a Tier-1 risk-based capital ratio of at least 6%, and a total risk-based capital ratio of at least 10%.

At March 31, 1997, the Bank was in compliance with regulatory capital requirements and is considered "well capitalized" as set forth below:


                                                                          Core/        Tier-1        Total
                                                  Equity     Tangible    Leverage    Risk-Based    Risk-Based
(dollars in thousands)                           Capital     Capital     Capital      Capital       Capital
-------------------------------------------------------------------------------------------------------------

GAAP Capital                                     $ 57,019    $ 57,019    $ 57,019     $ 57,019      $ 57,019
Unrealized depreciation or loss on
 securities available for sale, net                               550         550          550           550
General loan valuation allowances                                   -           -            -         2,596
                                                             -----------------------------------------------
Regulatory capital                                             57,569      57,569       57,569        60,165
Total assets                                      578,725
Adjusted total assets                                         579,375     579,375
Risk-weighted assets                                                                   340,421       340,421
                                                 -----------------------------------------------------------
Capital ratio                                        9.9%        9.9%        9.9%        16.9%         17.7%
Regulatory capital category
  Well capitalized - equal to or greater than                                5.0%         6.0%         10.0%
------------------------------------------------------------------------------------------------------------



                         PART II:  OTHER INFORMATION
                             FFY FINANCIAL CORP.
                               MARCH 31, 1997


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


Item 2.  Changes in Securities

         None to be reported.


Item 3.  Defaults on Senior Securities

         None to be reported.


Item 4.  Submission of Matters to a Vote of Security Holders

         None to be reported.


Item 5.  Other Information

         None to be reported.


Item 6.  Exhibits and Reports on Form 8-K

         A. Exhibits - Exhibit 27-Financial Data Schedule
         B. Reports on Form 8-K

On January 21, 1997, the Registrant announced earnings of $1.9 million, or $.39 per share for the quarter ended December 31, 1996 and approval of the regular quarterly dividend of $.175 per share.




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       FFY Financial Corp.

Date:  May 14, 1997            By: /s/ Jeffrey L. Francis
                                   ---------------------------------------
                                   Jeffrey L. Francis
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)



Date:  May 14, 1997            By: /s/ Therese Ann Liutkus
                                   ---------------------------------------
                                   Therese Ann Liutkus
                                   Treasurer and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)