Form 10-K
period 1997-06-30
FFY FINANCIAL CORP
filed 1997-09-26
CIK 898757

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                  FORM 10-K


      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended June 30, 1997

                                     OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______________ to _______________

      Commission File Number 0-21638

                          FFY FINANCIAL CORPORATION
           ------------------------------------------------------
           (Exact Name of Registrant as Specified in its Charter)

              Delaware                               34-1735753
              --------                               ----------
   (State or Other Jurisdiction of                (I.R.S. Employer
   Incorporation or Organization)              Identification Number)

724 Boardman-Poland Rd., Youngstown, Ohio               44512
-----------------------------------------             --------
(Address of Principal Executive Offices)              Zip Code

     Registrant's telephone number, including area code: (330) 726-3396
                            ____________________

         Securities Registered Pursuant to Section 12(b) of the Act:
                                    None
         Securities Registered Pursuant to Section 12(g) of the Act:
                   Common Stock, par value $.01 per share
                   --------------------------------------
                              (Title of Class)

Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.
YES [X]  NO [ ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sect. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of August 29, 1997, the Registrant had 4,117,407 shares of Common Stock issued and outstanding.

The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the bid and asked price of such stock as of August 29, 1997 was $83.9 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.)

                     DOCUMENTS INCORPORATED BY REFERENCE

Parts II and IV of Form 10-K - Annual Report to Stockholders for the fiscal year ended June 30, 1997.

Part III of Form 10-K - Proxy Statement for Annual Meeting of Stockholders to be held in 1997.

                                   PART I

Item 1. Business

FFY Financial Corp. (FFY or Holding Company), is a Delaware corporation formed in 1993 at the direction of First Federal Savings Bank of Youngstown (First Federal or Bank). The Holding Company owns all of the common stock of First Federal which operates 10 full service banking facilities and 2 limited banking facilities in Mahoning and Trumbull Counties of Ohio. At June 30, 1997, the Holding Company had total consolidated assets of $599.2 million.

The business of the Holding Company currently consists primarily of the business of First Federal. The holding company structure, however, provides the Holding Company with greater flexibility than the Bank has to diversify its business activities, through existing or newly formed subsidiaries (see "Subsidiary and Other Activities" on page 20 of this report), or through acquisitions or mergers of both mutual and stock thrift institutions as well as other companies. Although there are no current arrangements, understandings or agreements regarding any such acquisitions, the Holding Company is in a position, subject to regulatory restrictions, to take advantage of any favorable acquisition opportunities that may arise. First Federal provides a variety of banking services to its customers other than its primary business activities of making loans and accepting deposits.


Forward-Looking Statements

When used in this Form 10-K, or, in future filings by the Holding Company with the Securities and Exchange Commission, in the Holding Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Bank's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Bank's market area and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Holding Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Holding Company wishes to advise readers that the factors listed above could affect the Holding Company's financial performance and could cause the Holding Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

The Holding Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.


Lending Activities

General. The Bank emphasizes the origination of 15 and 20 year fixed- and adjustable-rate mortgage loans secured by one-to-four family residences and, to a lesser extent, commercial and multi-family loans with higher yields than traditional one-to-four family loans. The Bank also emphasizes the origination of consumer loans with higher yields and shorter durations than traditional mortgage loans.

All loans that are $350,000 or less must be approved by either the Vice President in charge of lending or a committee comprised of officers of the Bank. Loans greater than $350,000 must be approved by the Executive Committee of the Board of Directors and loans greater than $650,000 must be approved by the Board of Directors. All loans, once approved, are reviewed by the Board of Directors.

The Bank's loans-to-one-borrower limit is generally 15% of unimpaired capital and surplus. At June 30, 1997, the maximum amount which the Bank could have lent under this limit to any one borrower and the borrower's related entities was approximately $8.7 million. At June 30, 1997, the Bank had no loans or groups of loans to related borrowers with outstanding balances in excess of this amount. The largest lending relationship at June 30, 1997 totaled $6.1 million which is secured by office buildings located in Ohio. There are 13 other large lending relationships ranging from $1.0 million to $4.2 million for an aggregate total of $28.0 million.

Loan Portfolio Composition. The following table sets forth information concerning the composition of the Bank's loan portfolio in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowances for losses) as of the dates indicated.


                                                                              June 30,
                                    ---------------------------------------------------------------------------------------------
                                          1997                1996               1995               1994               1993
                                    -----------------   ----------------   ----------------   ----------------   ----------------
                                     Amount   Percent   Amount   Percent   Amount   Percent   Amount   Percent   Amount   Percent
                                     ------   -------   ------   -------   ------   -------   ------   -------   ------   -------
                                                                       (Dollars in Thousands)

Real Estate Loans:
  One-to-four family                $349,053   73.59%   334,307   73.64%   308,774   74.45%   293,540   75.58%   267,793   77.73%
  Multi-family                        16,294    3.44%    15,934    3.51%    15,157    3.65%    12,186    3.14%     8,751    2.54%
  Commercial                          30,997    6.53%    29,024    6.39%    28,304    6.82%    25,826    6.65%    21,725    6.31%
  Development                            489    0.10%       676    0.15%       204    0.05%       256    0.07%       452    0.13%
  Construction                        22,690    4.78%    21,960    4.84%    20,287    4.89%    20,870    5.37%    15,160    4.40%
                                    ---------------------------------------------------------------------------------------------
      Total real estate loans        419,523   88.44%   401,901   88.53%   372,726   89.86%   352,678   90.81%   313,881   91.11%
                                    ---------------------------------------------------------------------------------------------


Consumer Loans:
  Deposit account                      1,240    0.26%     1,115    0.25%     1,090    0.26%     1,098    0.28%     1,459    0.42%
  Automobile                          16,349    3.45%    17,245    3.80%     8,380    2.02%     7,287    1.88%     5,180    1.50%
  Home equity                         33,269    7.01%    29,783    6.56%    29,711    7.17%    25,055    6.45%    21,891    6.36%
  Other                                3,969    0.84%     3,920    0.86%     2,856    0.69%     2,248    0.58%     2,097    0.61%
                                    ---------------------------------------------------------------------------------------------
      Total consumer loans            54,827   11.56%    52,063   11.47%    42,037   10.14%    35,688    9.19%    30,627    8.89%
                                    ---------------------------------------------------------------------------------------------

      Total loans                    474,350  100.00%   453,964  100.00%   414,763  100.00%   388,366  100.00%   344,508  100.00%
                                              =======            =======            =======            =======            =======

Less:
  Loans in process                    (7,861)            (8,830)            (6,346)            (8,136)            (5,980)
  Deferred fees and discount          (2,815)            (2,905)            (3,594)            (3,987)            (3,642)
  Allowance for losses                (2,962)            (3,439)            (3,159)            (2,801)            (2,437)
                                    --------            -------            -------            -------            -------
      Total loans receivable, net   $460,712            438,790            401,664            373,442            332,449
                                    ========            =======            =======            =======            =======

The following table shows the composition of the Bank's loan portfolio by fixed and adjustable rates at the dates indicated.

                                                                              June 30,
                                    ---------------------------------------------------------------------------------------------
                                          1997                1996               1995               1994               1993
                                    -----------------   ----------------   ----------------   ----------------   ----------------
                                     Amount   Percent   Amount   Percent   Amount   Percent   Amount   Percent   Amount   Percent
                                     ------   -------   ------   -------   ------   -------   ------   -------   ------   -------
                                                                       (Dollars in Thousands)

Fixed-Rate Loans:
 Real estate:
  One-to-four family                $275,258   58.03%   271,557   59.82%   246,036   59.32%   232,521   59.87%   201,704   58.55%
  Multi-family                         3,969    0.84%     3,624    0.79%     5,256    1.27%     4,700    1.21%     4,653    1.35%
  Commercial                          24,498    5.16%    23,784    5.24%    23,818    5.74%    21,243    5.47%    16,907    4.91%
  Development                            489    0.10%       676    0.15%       174    0.04%       256    0.07%       286    0.08%
  Construction                        22,690    4.78%    21,960    4.84%    20,287    4.89%    20,870    5.37%    15,160    4.40%
                                    ---------------------------------------------------------------------------------------------
   Total fixed-rate real estate
    loans                            326,904   68.91%   321,601   70.84%   295,571   71.26%   279,590   71.99%   238,710   69.29%
 Consumer - fixed-rate                52,013   10.97%    50,081   11.03%    40,870    9.85%    35,415    9.12%    30,627    8.89%
                                    ---------------------------------------------------------------------------------------------
   Total fixed-rate loans            378,917   79.88%   371,682   81.87%   336,441   81.11%   315,005   81.11%   269,337   78.18%

Adjustable-Rate Loans:
 Real estate:
  One-to-four family                  73,795   15.56%    62,750   13.82%    62,738   15.13%    61,019   15.71%    66,089   19.18%
  Multi-family                        12,325    2.60%    12,310    2.71%     9,901    2.39%     7,486    1.93%     4,098    1.19%
  Commercial                           6,499    1.37%     5,240    1.16%     4,486    1.08%     4,583    1.18%     4,818    1.40%
  Development                              -       -          -       -         30    0.01%         -       -        166    0.05%
  Construction                             -       -          -       -          -       -          -       -          -       -
                                    ---------------------------------------------------------------------------------------------
   Total adjustable-rate real
    estate loans                      92,619   19.53%    80,300   17.69%    77,155   18.61%    73,088   18.82%    75,171   21.82%
 Consumer - adjustable-rate            2,814    0.59%     1,982    0.44%     1,167    0.28%       273    0.07%         -       -
                                    ---------------------------------------------------------------------------------------------
   Total adjustable-rate loans        95,433   20.12%    82,282   18.13%    78,322   18.89%    73,361   18.89%    75,171   21.82%
                                    ---------------------------------------------------------------------------------------------
   Total loans                       474,350  100.00%   453,964  100.00%   414,763  100.00%   388,366  100.00%   344,508  100.00%
                                              =======            =======            =======            =======            =======

Less:
 Loans in process                     (7,861)            (8,830)            (6,346)            (8,136)            (5,980)
 Deferred fees and discounts          (2,815)            (2,905)            (3,594)            (3,987)            (3,642)
 Allowance for losses                 (2,962)            (3,439)            (3,159)            (2,801)            (2,437)
                                    --------            -------            -------            -------            -------
   Total loans receivable, net      $460,712            438,790            401,664            373,442            332,449
                                    ========            =======            =======            =======            =======


The following schedule illustrates the interest rate sensitivity of the Bank's loan portfolio at June 30, 1997. Loans which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract matures. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.


                                                                 Real Estate
                   -------------------------------------------------------------------------
                                                                           Construction and
                   One-to-four family   Multi-family       Commercial         Development         Consumer            Total
                   ------------------ ----------------  ----------------   -----------------  ----------------  -----------------
                            Weighted          Weighted          Weighted            Weighted          Weighted           Weighted
                            Average           Average           Average             Average           Average            Average
                    Amount    Rate    Amount    Rate    Amount    Rate     Amount     Rate    Amount    Rate    Amount     Rate
                    ------  --------  ------  --------  ------  --------   ------   --------  ------  --------  ------   --------
                                                               (Dollars in Thousands)
  Due During
Periods Ending
   June 30,
--------------

1998(1)            $    536  8.62%         -      -         31   10.56%    2,603     9.36%     2,611   10.92%     5,781   10.00%
1999                    702  8.21%         -      -        674    8.35%    6,193     9.81%     3,597    8.94%    11,166    9.34%
2000                    857  8.80%       509   8.50%        18   10.93%      793     8.98%     5,880    9.63%     8,057    9.41%
2001 and 2002         8,715  8.53%       913   9.63%     3,272    8.11%    1,224     9.53%    21,781    8.44%    35,905    8.50%
2003 to 2007         45,404  7.97%     2,986   8.56%    11,568    8.84%        -        -     17,990    9.50%    77,948    8.47%
2008 to 2012         98,269  7.76%     5,280   9.09%    12,146    9.33%      387(2)  8.00%     2,968    9.51%   119,050    8.02%
2013 and following  194,570  7.98%     6,606   9.04%     3,288    9.33%   11,979(2)  8.02%         -       -    216,443    8.04%
                   --------           ------            ------            ------              ------            -------
                   $349,053           16,294            30,997            23,179              54,827            474,350
                   ========           ======            ======            ======              ======            =======

--------------------
<F1>  Includes overdraft loans.
<F2>  Includes construction loans which the Bank reclassifies as permanent loans once the construction phase is completed.

The total amount of loans due after June 30, 1998 which have predetermined interest rates is $373.1 million, while the total amount of loans due after such date which have floating or adjustable interest rates is $95.5 million.


One-to-Four Family Residential Real Estate Lending

The cornerstone of the Bank's lending program has been the origination of permanent loans, to be held in its portfolio, secured by mortgages on owner-occupied, one-to-four family residences. As of June 30, 1997, more than 95% of these loans were located in the Bank's market area.

Since 1987, the Bank has emphasized 10, 15 and 20 year fixed-rate loans due to the more rapid amortization of such loans as compared to 30 year fixed-rate loans. Such loans allow the Bank to broaden the range of products offered to customers, thereby distinguishing itself from other lenders. During December 1995, the Bank commenced its offering of "super seven" loans in an effort to compete with other banks in its market area, especially banks in Trumbull County, Ohio, which have been successful with such a product. Super seven loans are fixed for seven years and convert to a one-year adjustable rate mortgage (ARM) in the eighth year with a maximum term of 30 years. At June 30, 1997, $15.1 million, or 3.2% of the Bank's gross loan portfolio consisted of super seven loans.

The Bank also originates one-to-four family residential ARMs which are fully amortizing loans with contractual maturities of up to 30 years. The interest rates on substantially all of the ARMs originated by the Bank are subject to adjustment at three-year intervals. The Bank's ARM products generally carry interest rates which are reset to a stated margin over an independent index. Increases and decreases in the interest rate of the Bank's ARMs are generally limited to 2% at any adjustment date and 5% over the life of the loan. The Bank's ARMs are not convertible into fixed-rate loans, are not assumable, do not contain prepayment penalties and do not produce negative amortization.

The Bank evaluates both the borrower's ability to make principal and interest payments and the value of the property that will secure the loan.
In the past, First Federal generally did not verify a borrower's employment history or the source of the down payment enabling the Bank to close a loan significantly faster than its competitors. However, due to standard secondary market underwriting requirements, First Federal is currently establishing procedures to verify employment history and down payment sources since the Bank anticipates selling certain loans to Federal National Mortgage Association (FNMA) sometime during the first half of fiscal year 1998. Management has also determined that underwriting standards required by FNMA and other secondary market investors will be followed for new loans originated that the Bank retains in its portfolio. Management expects that compliance with secondary market underwriting standards will not significantly affect the timing of closing loans.

The Bank originates residential mortgage loans with loan-to-value ratios up to 95%. On mortgage loans exceeding an 85% loan-to-value ratio at the time of origination, however, First Federal generally requires private mortgage insurance in an amount intended to reduce the Bank's exposure to 72% of the appraised value of the underlying collateral. Property securing real estate loans made by First Federal is appraised by staff appraisers of the Bank. The Bank requires evidence of marketable title and lien position on all loans secured by real property and requires fire and extended coverage casualty insurance in amounts at least equal to the principal amount of the loan or the value of improvements on the property, depending on the type of loan. The Bank may also require flood insurance to protect the property securing its interest.

Residential mortgage loan originations derive from a number of sources, including real estate broker referrals, existing borrowers and depositors, builders and walk-in customers. Loan applications are accepted at all of the Bank's offices.


Multi-Family and Commercial Real Estate Lending

First Federal originates permanent loans secured by multi-family and commercial real estate in order to enhance the yield on its assets. The permanent multi-family and commercial real estate loan portfolio includes loans secured by strip shopping centers, apartments, small office buildings, warehouses, churches and other business properties, approximately 86% of which are located within the Bank's market area.

Permanent multi-family and commercial real estate loans have a maximum term of 30 years, with most having terms ranging from 10 to 15 years. Rates on permanent loans are predominantly fixed, based on competitive factors. To a lesser extent, the Bank originates adjustable rate loans which generally carry interest rates which are reset to a stated margin over an independent index. Multi-family loans and commercial real estate loans are generally written in amounts of up to 75% of the appraised value of the property, and borrowers are generally personally liable for all or part of the indebtedness. However, none of the loans comprising the Bank's second largest lending relationship of $4.2 million are subject to any personal guarantees.

Appraisals on properties securing multi-family and commercial real estate loans originated by the Bank are performed by either an independent appraiser designated by the Bank or by the Bank's staff appraisers at the time the loan is made. All appraisals on multi-family and commercial real estate loans are reviewed by the Bank's management. In addition, the Bank's current underwriting procedures generally require verification of the borrower's credit history, income and financial statements, banking relationships, references and income projections for the property.

At June 30, 1997, the Bank had two multi-family or commercial real estate loans, each with a net book value in excess of $2.0 million, and six other multi-family or commercial real estate loans, each with a net book value in excess of $1.0 million but less than $2.0 million. All of these loans were current at that date. However, one of these commercial real estate loans, totaling approximately $1.3 million at June 30, 1997, is secured by a strip shopping center where the anchor tenant has no established sales history. This loan has been classified substandard as of June 30, 1997. See "- Asset Quality - Troubled Debt Restructurings," "- Other Loans of Concern,"
"- Classified Assets" and "- Allowance for Loan Losses."

Multi-family and commercial real estate loans generally present a higher level of risk than loans secured by one-to-four family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties and the increased complexity of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family and commercial real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed, or a bankruptcy court modifies a lease term, or a major tenant is unable to fulfill its lease obligations), the borrower's ability to repay the loan may be impaired.


Construction and Development Lending

The Bank makes construction loans to individuals for the construction of their residences, as well as to builders and developers for the construction of one-to-four family residences and commercial real estate and the development of one-to-four family lots in Ohio. At June 30, 1997, all of these loans were secured by property located within the Bank's market area.

Construction loans to individuals for their residences are structured to be converted to permanent loans at the end of the construction phase, which typically runs six months. These construction loans have rates and terms which match any one-to-four family loans then offered by the Bank, except that during the construction phase, the borrower pays interest only and the maximum loan to value ratio is 90%. On construction loans exceeding an 85% loan-to-value ratio, First Federal generally requires private mortgage insurance, thus reducing the Bank's exposure. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential loans. At June 30, 1997, the Bank had $12.2 million of construction loans to borrowers intending to live in the properties upon completion of construction.

Construction loans to builders of one-to-four family residences require the payment of interest only for up to 12 months and have terms of up to 12 months. These loans may provide for the payment of interest and loan fees from loan proceeds and carry fixed rates of interest. Loan fees charged in connection with the origination of such loans range from 1% of the loan amount to a maximum of $2,000. At June 30, 1997, the Bank had $6.4 million of construction loans to builders of one-to-four family residences.

The Bank also makes loans to builders for the purpose of developing one-to-four family homesites. These loans typically have terms of from one to three years and carry fixed interest rates. The maximum loan-to-value ratio is 75% for such loans. Loan fees charged in connection with the origination of such loans generally range from 1% to 2% of the loan amount. These loans may provide for the payment of interest and loan fees from loan proceeds. The principal in these loans is typically paid down as homesites are sold. At June 30, 1997, the Bank had $3.2 million of development loans to builders.

Construction loans on commercial real estate projects may be secured by strip shopping centers, apartments, small office buildings, churches or other property and are structured to be converted to permanent loans at the end of the construction phase, which generally runs up to 12 months. These construction loans have rates and terms which match any permanent multi-family or commercial real estate loan then offered by the Bank, except that during the construction phase, the borrower pays interest only. These loans generally provide for the payment of interest and loan fees from loan proceeds. At June 30, 1997, the Bank had $865,000 of commercial real estate construction loans.

Construction and development loans are obtained principally through continued business from developers and builders who have previously borrowed from the Bank, as well as referrals from existing customers and walk-in customers. The application process includes a submission to the Bank of accurate plans, specifications and costs of the project to be constructed/developed. These items are used as a basis to determine the appraised value of the subject property. Loans are based on the lesser of current appraised value and/or the cost of construction (land plus building).

Because of the uncertainties inherent in estimating development and construction costs and the market for the project upon completion, it is relatively difficult to evaluate accurately the total loan funds required to complete a project, the related loan-to-value ratios and the likelihood of ultimate success of the project. In addition, management requires pro forma cash flow analysis and debt service coverage ratios or verification of construction progress prior to authorizing a construction draw and require mechanics' lien waivers and other documents to protect and verify its lien position. Construction and development loans to borrowers other than owner-occupants also involve many of the same risks discussed above regarding multi-family and commercial real estate loans and tend to be more sensitive to general economic conditions than many other types of loans. Also, the funding of loan fees and interest during the construction phase makes the monitoring of the progress of the project particularly important, as customary early warning signals of project difficulties may not be present.

At June 30, 1997, there were no construction and development loans in an amount greater than $1.0 million.


Consumer Lending

The Bank originates various types of consumer loans including, but not limited to, home equity and automobile loans. Since 1990, First Federal has placed increasing emphasis on consumer loans, particularly home equity loans, because of their attractive yields and shorter terms to maturity.

The Bank's home equity loans are written so that the total commitment amount, when combined with the balance of the first mortgage lien, may not exceed 100% of the appraised value of the property where the Bank holds the first lien and 80% if the first mortgage is held by a third party. At June 30, 1997, the Bank held a first lien on approximately 93% of the properties securing home equity loans from the Bank. Closed-end home equity loans are written with terms of up to ten years and carry fixed rates of interest. Open-end home equity lines of credit are written for a draw period of 10 years at a variable interest rate of 1% above the prime rate adjusted monthly. After the draw period, the lines of credit convert into fixed rate, closed-end loans with terms of up to 10 years, or the lines of credit can be renewed.

During fiscal year 1996, the Bank began originating automobile loans through dealerships (indirect auto lending) in an effort to gain a portion of this market. However, this program was discontinued after approximately 14 months of operation due to the performance and potential returns of the portfolio. Underwriting standards were tightened in mid-September 1996 in response to the performance of the portfolio. At September 30, 1996, this portfolio had 1,001 loans totaling $12.3 million and has subsequently dropped to 857 loans totaling $8.9 million at June 30, 1997. The decline was due to both write-offs and principal receipts. Management has identified potential problem loans that remain in this portfolio and believes there are adequate reserves at June 30, 1997. Indirect auto loans tend to be of greater risk than direct auto loans due to the fact that institutions such as the Bank work with dealers rather than directly with the customers.

Pursuant to the discontinuance of the indirect auto loan program, the Bank began its own auto loan promotion in May 1997, offering potential customers reduced rates, no processing fees, rebates and anti-theft devices. As of July 31, 1997, the Bank disbursed $1.2 million through 134 loans as a result of the promotion. The promotion is expected to last until the end of October 1997.

The underwriting standards employed by the Bank for consumer loans include a determination of the applicant's payment history on other debts and ability to meet existing obligations and payments on the proposed loan. Although creditworthiness of the applicant is of primary consideration, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount. While consumer loans other than home equity loans generally involve a higher level of credit risk than one-to-four family residential loans, consumer loans are typically made at higher interest rates and for shorter terms. The shorter term of consumer loans reduces the Bank's exposure to interest rate risk.


Loan Origination and Repayment Activities

The following table sets forth the loan origination and repayment activities of the Bank for the periods indicated. The Bank has not sold loans in the secondary market.


                                                       Year ended June 30,
                                                  ------------------------------
                                                    1997       1996       1995
                                                    ----       ----       ----
                                                      (Dollars in Thousands)

Originations by type:
  Adjustable rate:
    Real estate  - one-to-four family             $ 19,712     11,613      9,894
                 - multi-family                        943      1,922      1,728
                 - commercial                          995        654          -
                 - construction or development         197        451        481
    Non-real estate  - consumer                      2,395      2,320      1,421
                                                  ------------------------------
      Total adjustable rate                         24,242     16,960     13,524

  Fixed rate:
    Real estate  - one-to-four family               31,001     48,235     30,482
                 - multi-family                        314        677        761
                 - commercial                        2,248      2,136      1,099
                 - construction or development      29,045     27,413     27,011
    Non-real estate  - consumer                     32,013     34,790     25,736
                                                  ------------------------------
      Total fixed rate                              94,621    113,251     85,089
                                                  ------------------------------
      Total loans originated                       118,863    130,211     98,613

Principal repayments                               (97,840)   (91,206)   (72,694)
Increase (decrease) in other items, net               (638)       196        478
                                                  ------------------------------
      Net increase                                $ 20,385     39,201     26,397
                                                  ==============================


Asset Quality

When a borrower fails to make a required payment on a loan, the Bank attempts to cure the delinquency by contacting the borrower. In the case of residential loans, a late notice is generated between 15 to 30 days past the due date and collection action is commenced. Written and verbal contacts are attempted from this point until the account is brought to a current status. If the delinquency continues, a default letter is generally sent between 60 and 90 days and if the status does not improve, the Bank will begin foreclosure action between 90 and 120 days past due.

Delinquent consumer loans are handled in a similar manner except that late notices are generated between 10 to 15 days past due and collection action is commenced at that point. If the delinquency continues and no arrangements are made with the borrower, the Bank will take appropriate action to protect its interest generally by 60 days past due. This may include repossession, foreclosure or law suit, if necessary. If repossession occurs, the borrower has the opportunity to redeem the vehicle prior to sale at public auction by contacting the Bank any paying charges and delinquencies associated with the repossession. The Bank's repossession guidelines comply with the requirements under the Ohio Revised Code.

The Bank has not had significant experience with delinquent multi-family, commercial real estate or commercial real estate construction loans.

Delinquent Loans. The following table sets forth information concerning delinquent loans at June 30, 1997, in dollar amounts and as a percentage of each category of the Bank's loan portfolio. The amounts presented represent the total remaining principal balances of the related loans, rather than the actual payment amounts which are overdue.

                                        Loans Delinquent For:
                       -------------------------------------------------------     Total Loans Delinquent
                               60-89 Days                90 Days and Over             60 Days and Over
                       --------------------------   --------------------------   --------------------------
                                         Percent                      Percent                      Percent
                                         of Loan                      of Loan                      of Loan
                       Number   Amount   Category   Number   Amount   Category   Number   Amount   Category
                       ------   ------   --------   ------   ------   --------   ------   ------   --------
                                                      (Dollars in Thousands)

Real Estate:
  One-to-four family     50     $1,915    0.55%       69     2,348     0.67%      119     4,263     1.22%

  Multi-family            -          -       -         -         -        -         -         -        -

  Commercial              -          -       -         1       110     0.35%        1       110     0.35%

  Construction or
   development            2        132    0.57%        1         4     0.02%        3       136     0.59%

Consumer                 43        473    0.86%       39       483     0.88%       82       956     1.74%
                         -------------               -------------                -------------

      Total              95     $2,520    0.53%      110     2,945     0.62%      205     5,465     1.15%
                         =============               =============                =============


Non-Performing Assets. The table below sets forth the amounts and categories of non-performing assets in the Bank's loan portfolio. The
Bank's current approach requires that loans be reviewed periodically and any loan where collectibility of principal is doubtful is placed on non-accrual status. Loans are also placed on non-accrual status when the loan becomes
90 days delinquent. Payments received on non-accruing loans are recorded as interest income, or are applied to the principal balance, depending on an assessment of the collectibility of the principal of the loan. Loans remain on non-accrual status until generally less than 90 days delinquent. Troubled debt restructurings are instances where, due to the debtor's financial difficulties, modifications are made in the original terms of the loans (e.g., principal or interest may be forgiven, the term of the loan may be extended or the interest rate may be reduced below market rates). Loans remain as troubled debt restructurings until they are current for 12 consecutive months and the modifications originally given are not inconsistent with terms currently provided. Foreclosed assets include assets acquired in settlement of loans. The amounts shown do not reflect reserves set up against such assets. See
"- Allowance for Loan Losses."

                                                                   June 30,
                                                ----------------------------------------------
                                                 1997      1996      1995      1994      1993
                                                 ----      ----      ----      ----      ----
                                                            (Dollars in Thousands)

Non-accruing loans:
  One-to-four family                            $2,359     3,617     3,405     3,463     4,440
  Multi-family                                       -         -         -         4         4
  Commercial real estate                           110         -        67         -       153
  Construction or development                        4        71         -         -         -
  Consumer                                         782       409       420       404       380
                                                ----------------------------------------------
      Total                                      3,255     4,097     3,892     3,871     4,977
                                                ----------------------------------------------

Troubled debt restructurings:
  One-to-four family                               685       506       405       879       138
  Commercial real estate                             -         -         -         -     1,428
  Consumer                                          53        70        55       144         -
                                                ----------------------------------------------
      Total                                        738       576       460     1,023     1,566(1)
                                                ----------------------------------------------
      Total non-performing loans                 3,993     4,673     4,352     4,894     6,543
                                                ----------------------------------------------

Foreclosed assets:
  One-to-four family                                 -         -         -        36        28
                                                ----------------------------------------------
Total non-performing assets                     $3,993     4,673     4,352     4,930     6,571
                                                ==============================================

Total non-performing assets as a percentage
 of total assets                                  0.67%     0.81%     0.75%     0.84%     1.15%
                                                ==============================================

Total non-performing loans as a percentage
 of total loans receivable, net                   0.87%     1.06%     1.08%     1.32%     1.97%
                                                ==============================================

Allowance for loan losses as a percentage
 of non-performing assets                        74.18%    73.59%    72.59%    56.82%    37.09%
                                                ==============================================

--------------------
<F1>  Approximately $1.4 million of this total relates to one loan, see
      "Troubled Debt Restructurings".


For the year ended June 30, 1997, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $495,000. The amount that was included in interest income on such loans was $428,000 for the year ended June 30, 1997.

For the year ended June 30, 1997, gross interest income which would have been recorded had the troubled debt restructurings been current in accordance with their original terms amounted to $48,000. The amount that was included in interest income on such loans was $45,000 for the year ended June 30, 1997.

Troubled Debt Restructurings. As of June 30, 1997, the Bank had $738,000 in net book value of troubled debt restructurings, approximately 93% of which were mortgage loans secured by one-to-four family residences. The largest outstanding balance of mortgage loans categorized as troubled debt restructuring was approximately $84,000 at June 30, 1997.

Willard, Ohio - Strip Shopping Center. In 1987, the Bank originated a $1.6 million construction/permanent loan on a strip shopping center in Willard, Ohio. The loan had a 9.75% interest rate, a term of 15 years and was to be amortized over 20 years. In July 1992, the shopping center's sole tenant vacated the premises after filing for bankruptcy and a new tenant, without any established operating history, moved in. The new tenant negotiated lease terms at rates lower than the original tenant, thereby reducing the revenue to the borrower. As a result, the loan was modified to reduce the interest rate to 7% until 1997; 7.63% until 2002; and 8% until maturity in 2007. The loan was current under the modified loan terms as of June 30, 1997. The Bank's net book value for the loan at June 30, 1997 was approximately $1.3 million. This loan was removed from troubled debt restructurings at June 30, 1994 due to the payment history of the borrower and the reduction in general market interest rates to the point where the restructured terms no longer represented concessions. The Bank's management reviews the tenant's operating statement annually and has classified this loan as substandard at June 30, 1997 based on their review.

Classified Assets. Federal regulations provide for the classification of loans and other assets, such as debt and equity securities considered by the OTS to be of lesser quality, as "substandard," "doubtful" or "loss." An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as "loss," it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS and the FDIC, either of which may order the establishment of additional general or specific loss allowances.

In connection with the filing of its periodic reports with the OTS and in accordance with its classification of assets policy, the Bank regularly reviews the problem loans in its portfolio to determine whether any loans require classification in accordance with applicable regulations. Classified assets at June 30, 1997 consisted of 231 loans totaling $6.8 million, or 1.1% of total assets compared to 183 loans totaling $5.7 million, or 1.0% of total assets at June 30, 1996. The largest classified asset was $1.3 million at June 30, 1997 and is discussed above under "Troubled Debt Restructurings".

Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in its loan portfolio and changes in the nature and volume of its loan activity. Such evaluation, which includes a review of all loans of which full collectibility may not be reasonably assured, considers among other matters, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate loan loss allowance. Although management believes it uses the best information available to make such determinations, future adjustments to reserves may be necessary, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making the initial determinations. At June 30, 1997, the Bank had an allowance for loan losses of $3.0 million, which was equal to 43.7% of classified assets and 74.2% of non-performing assets. See Notes 1(g) and 3 of the Notes to Consolidated Financial Statements in the Annual Report to Stockholders, included as
Exhibit 13 herein.

The following table sets forth an analysis of the Bank's allowance for loan losses at the dates indicated.


                                                    Year Ended June 30,
                                        -------------------------------------------
                                          1997     1996     1995     1994     1993
                                          ----     ----     ----     ----     ----
                                                  (Dollars in Thousands)

Balance at beginning of period          $ 3,439    3,159    2,801    2,437      600
Charge-offs:
  One-to-four family                        (40)     (18)     (43)     (40)     (81)
  Multi-family                                -       (1)      (1)       -        -
  Consumer                               (1,159)     (58)     (16)     (13)     (13)
                                        -------------------------------------------
                                         (1,199)     (77)     (60)     (53)     (94)
                                        -------------------------------------------

Recoveries:
  One-to-four family                          1       18       12        6       15
  Construction or development                 -        2        -        -        -
  Commercial real estate                      -        2        -        -        -
  Consumer                                   33       10        3        2        8
                                        -------------------------------------------
                                             34       32       15        8       23
                                        -------------------------------------------
Net charge-offs                          (1,165)     (45)     (45)     (45)     (71)
Additions charged to operations             688      325      403      409    1,908
                                        -------------------------------------------
Balance at end of period                $ 2,962    3,439    3,159    2,801    2,437
                                        ===========================================

Ratio of net charge-offs during the
 period to average loans outstanding
 during the period                         0.26%    0.01%    0.01%    0.01%    0.02%
                                        ===========================================

Ratio of net charge-offs during
 the period to average non-
 performing assets                        24.22%    0.94%    1.04%    0.65%    1.05%
                                        ===========================================


When the Bank repossesses mortgaged property it is thereafter classified as real estate owned. Any gains or losses (realized or reserved for) thereafter are treated as real estate owned activity, not mortgage loan activity. At June 30, 1997, the Bank had no real estate owned.

The distribution of the Bank's allowance for loan losses at the dates indicated is summarized as follows:


                                                                          June 30,
                              -------------------------------------------------------------------------------------------------
                                    1997             1996                1995                1994                1993
                              -----------------   -----------------   -----------------   -----------------   -----------------
                                       Percent             Percent             Percent             Percent             Percent
                                       of Loans            of Loans            of Loans            of Loans            of Loans
                                       in Each             in Each             in Each             in Each             in Each
                                       Category            Category            Category            Category            Category
                                       to Total            to Total            to Total            to Total            to Total
                              Amount    Loans     Amount    Loans     Amount    Loans     Amount    Loans     Amount    Loans
                              ------   --------   ------   --------   ------   --------   ------   --------   ------   --------
                                                                   (Dollars in Thousands)

One-to-four family            $1,283    73.59%    1,547     73.64%    1,093     74.45%      781     75.58%      717     77.73%
Multi-family                      28     3.44%       88      3.51%       53      3.65%        1      3.14%        1      2.54%
Commercial real estate           444     6.53%      773      6.39%    1,704      6.82%    1,459      6.65%    1,033      6.31%
Construction or development       45     4.88%      125      4.99%       72      4.94%        -      5.44%      250      4.53%
Consumer                         787    11.56%      518     11.47%      237     10.14%      166      9.19%       92      8.89%
Unallocated                      375        -       388         -         -         -       394         -       344         -
                              -----------------------------------------------------------------------------------------------
      Total                   $2,962   100.00%    3,439    100.00%    3,159    100.00%    2,801    100.00%    2,437    100.00%
                              ===============================================================================================

Investment Activities

First Federal must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. The Bank has maintained liquid assets at levels above the minimum requirements imposed by the OTS regulations and above levels believed adequate to meet the requirements of normal operations, including potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. At June 30, 1997, the Bank's liquidity ratio (liquid assets as a percentage of net withdrawable savings deposits and current borrowings) was 5.1%. The Bank's level of liquidity is a result of management's asset/liability strategy. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management" and "- Liquidity and Capital Resources" in the Annual Report to Stockholders included as Exhibit 13 herein and "Regulation - Liquidity."

Federally chartered savings institutions have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers' acceptances, repurchase agreements and federal funds. Subject to various restrictions, federally chartered savings institutions may also invest their assets in commercial paper, investment grade corporate debt securities and mutual funds whose assets conform to the investments that a federally chartered savings institution is otherwise authorized to make directly.

Generally, the investment policy of the Holding Company and Bank is to invest funds among various categories of investments and maturities based on asset/liability management policies, concern for the highest investment quality, liquidity needs and performance objectives. It is the Holding Company's and Bank's general policy to purchase securities which are U.S. Government securities and federal agency obligations, including mortgage-backed securities. At June 30, 1997, $102.6 million, or 91.5% of the investment securities portfolio was made up of U.S. Government securities and federal agency obligations.

The Holding Company and Bank have invested a percentage of their securities portfolio in Federal agency obligations in an attempt to obtain the highest yield possible while maintaining the flexibility and low credit risk connected with such investments. Since 1990, the Federal Home Loan Banks (FHLBs), the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC) have offered callable bonds, issued at a yield premium over U.S. Treasury obligations of a comparable final maturity. The call risk is considered acceptable to the Bank because it provides a higher yield. The call option would typically be exercised during a declining interest rate environment, during which time the Bank's cost of funds would also be declining. At June 30, 1997, the Holding Company and Bank held callable Federal agency obligations with a face value of $19.0 million.

During the current fiscal year, the Holding Company and Bank purchased mortgage-backed securities with a face value of $66.2 million of which $28.2 million were adjustable-rate securities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management" in the Annual Report to Stockholders included as Exhibit 13 herein. Management believes mortgage-backed securities offer improved yields compared to other debt securities in the Company's investment portfolio without an undue increase in credit or interest rate risk. At June 30, 1997, mortgaged-backed securities totaled $75.7 million, or 67.5% of the securities portfolio and 12.6% of total assets. The mortgage-backed securities portfolio consists of government agency pass-through certificates that provide the certificate holder a guarantee of timely payments of interest, whether or not collected.

Mortgage-backed securities generally yield less than the loans that underlie such securities due to the cost of payment guarantees or credit enhancements that reduce credit risk to holders. Mortgage-backed securities are also more liquid than individual mortgage loans and may be used to collateralize obligations of the Bank. While mortgage-backed securities carry a reduced credit risk as compared to whole loans, such securities remain subject to the risk that a fluctuating interest rate environment, along with other factors such as the geographic distribution of the underlying mortgage loans, may alter the prepayment rate of such mortgage loans and thereby affect both the prepayment speed, and value, of such securities. The short maturity of the Bank's portfolio is designed to minimize that risk.

The following table sets forth the composition of the consolidated debt, equity and other securities, and FHLB stock portfolios at June 30, 1997, 1996 and 1995.

                                                                                   June 30,
                                                          ----------------------------------------------------------
                                                                 1997                 1996                1995
                                                          ------------------   -----------------   -----------------
                                                            Book      % of      Book      % of      Book      % of
                                                           Value      Total     Value     Total     Value     Total
                                                          ------------------   -----------------   -----------------
                                                                            (Dollars in Thousands)

Debt securities:
  U.S. government securities                              $  2,005     1.73%    37,011    32.20%    64,429    43.48%
  Federal agency obligations(1)                             24,975    21.54%    53,003    46.12%    68,174    46.00%
  Mortgage-backed securities(2)                             75,718    65.29%    16,398    14.27%    11,819     7.98%
  State, county and municipal bonds                          7,416     6.40%     4,263     3.71%         -        -
Equity securities                                              753     0.65%       478     0.42%       244     0.16%
Other securities                                             1,000     0.86%         -        -          -        -
FHLB stock                                                   4,095     3.53%     3,774     3.28%     3,524     2.38%
                                                          ---------------------------------------------------------
      Total securities and FHLB stock                     $115,962   100.00%   114,927   100.00%   148,190   100.00%
                                                          =========================================================

Average remaining life of debt securities excluding
 equity and other securities and FHLB stock                   4.72 years          4.67 years          2.31 years

Other interest-earning assets:
  Interest-bearing deposits with banks                    $  6,216    97.49%     4,888   100.00%     4,855    50.84%
  Short-term investments                                       160     0.03%         -        -      4,695    49.16%
                                                          ---------------------------------------------------------
      Total                                               $  6,376   100.00%     4,888   100.00%     9,550   100.00%
                                                          =========================================================

Average remaining life or term to repricing of debt
 securities and other interest-earning assets excluding
 equity and other securities and FHLB stock                   4.47 years          4.47 years          2.17 years

--------------------
<F1>  Excluding mortgage-backed securities which include FNMA, FHLMC, and
      GNMA pass-through certificates.
<F2>  At June 30, 1995, mortgage-backed securities were classified as held to maturity.  See Note 1(d) of the Notes to Consolidated Financial
      Statements in the Annual Report to Stockholders included as Exhibit 13 herein.


The composition and contractual maturities of the consolidated debt and other securities portfolios, excluding equity securities and FHLB of Cincinnati stock, are indicated in the following table.

                                                         June 30, 1997
                               -----------------------------------------------------------------
                                            Over       Over
                               One Year   1 thru 5   5 thru 10     Over     Total Debt and Other
                               or Less     Years       Years     10 Years        Securities
                               --------   --------   ---------   --------   --------------------
                                 Book       Book       Book        Book       Book     Market
                                Value      Value       Value      Value       Value     Value
                               --------   --------   ---------   --------   --------   ---------
                                                    (Dollars in Thousands)

U.S. government securities     $ 2,005          -          -           -       2,005     2,000

Federal agency obligations      10,979      5,998      7,998           -      24,975    24,882

Mortgage-backed securities         628     10,170      7,068      57,852      75,718    75,674

State, county and municipal
 securities                          -      1,322      3,712       2,382       7,416     7,476

Other                                -          -          -       1,000       1,000     1,099
                               ---------------------------------------------------------------

Total debt securities          $13,612     17,490     18,778      61,234     111,114   111,131
                               ===============================================================

Weighted average yield(1)         5.76%      6.30%      7.06%       7.24%       6.88%
                                  ====       ====       ====        ====        ====

--------------------
<F1>  Weighted average yield is presented for debt securities only on a fully taxable equivalent basis using the Company's federal statutory tax rate of 34%.


Sources of Funds

General. The Bank's primary sources of funds are deposits, amortization and prepayment of loans, maturities, sales and principal receipts of securities, borrowings, repurchase agreements and operations. The Bank maintains a line of credit with the Federal Home Loan Bank of Cincinnati if funds are required beyond the Bank's ability to generate them internally. See Note 7 of the Notes to Consolidated Financial Statements in the Annual Report to Stockholders included as Exhibit 13 herein.

Deposits. First Federal offers a variety of deposit accounts having a wide range of interest rates and terms. The Bank's deposits consist of passbook and statement savings accounts, NOW accounts, money market and certificate accounts. The Bank relies primarily on advertising, competitive pricing policies and customer service to attract and retain these deposits. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management" in the Annual Report to
Stockholders included as Exhibit 13 herein for a discussion of the Bank's current pricing policies. First Federal generally solicits deposits from its market area.

The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates and competition. The Bank manages the pricing of its deposits in keeping with its asset/liability management, profitability and growth objectives. Based on its experience, the Bank believes that its passbook, NOW and money market accounts are relatively stable sources of deposits although they decreased an aggregate total of $7.8 million, or 4.6% from the prior year. The ability of the Bank to attract and maintain certificate deposits, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions.

The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by the Bank for the dates indicated and the rates offered as of June 30, 1997. See Note 5 of the Notes to Consolidated Financial Statements in the Annual Report to Stockholders included as Exhibit 13 herein for weighted average nominal rates.


                                                               June 30,
                                     -------------------------------------------------------------
                                            1997                  1996                 1995
                                     -------------------   ------------------   ------------------
                                                Percent              Percent              Percent
                                      Amount    of Total   Amount    of Total   Amount    of Total
                                      ------    --------   ------    --------   ------    --------
                                                       (Dollars in Thousands)

Transaction and Savings Deposits:
  Passbook and Statement Savings
   Accounts 3.00%                    $107,575    23.89%    114,247    25.03%    118,880    25.73%
  NOW and Non-Interest Bearing
   Accounts  0.00% - 2.50%             31,236     6.94%     28,168     6.17%     27,195     5.89%
  Money Market
   Accounts 0.00% - 3.00%              22,822     5.07%     27,031     5.92%     30,809     6.67%
                                     -----------------------------------------------------------

Total Non-Certificates                 161,633   35.90%    169,446    37.12%    176,884    38.29%
                                     -----------------------------------------------------------

Total Certificates:
  3.00% - 3.99%                              -       -           -        -       2,008     0.43%
  4.00% - 4.99%                          8,809    1.96%     27,815     6.09%     49,533    10.72%
  5.00% - 5.99%                        146,339   32.50%    134,702    29.50%     69,649    15.08%
  6.00% - 6.99%                        124,649   27.69%     68,145    14.93%     99,190    21.47%
  7.00% - 7.99%                          8,794    1.95%     56,433    12.36%     59,094    12.79%
  8.00% - 9.99%                              -       -           -        -       5,621     1.22%
                                     -----------------------------------------------------------

Total Certificates                     288,591   64.10%    287,095    62.88%    285,095    61.71%
                                     -----------------------------------------------------------

Total Deposits                       $ 450,224  100.00%    456,541   100.00%    461,979   100.00%
                                     ===========================================================

The following table sets forth the savings flows at the Bank during the periods indicated. Net increase (decrease) refers to the amount of deposits and interest credited during a period less the amount of withdrawals during the period.

                                     Year Ended June 30,
                               --------------------------------
                                 1997        1996        1995
                                 ----        ----        ----
                                    (Dollars in Thousands)

Opening balance                $456,541     461,979     456,134
Deposits                        491,637     432,473     440,657
Withdrawals                    (519,643)   (459,984)   (454,307)
Interest credited                21,689      22,073      19,495
                                -------------------------------

Ending balance                  450,224     456,541     461,979
                                ===============================

Net increase (decrease)          (6,317)     (5,438)      5,845
                                ===============================

Percent increase (decrease)       -1.38%      -1.18%       1.28%
                                ===============================


The following table shows rate and maturity information for the Bank's certificates of deposit as of June 30, 1997.

                                 0.00% -    5.00% -    6.00% -    7.00% -               Percent
                                  4.99%      5.99%      6.99%      7.99%      Total     of Total
                                 -------    -------    -------    -------     -----     --------
                                                     (Dollars in Thousands)

Certificate accounts maturing
 in quarter ending:
-----------------------------
  September 30, 1997             $8,809      32,332      5,490         -      46,631      16.2%
  December 31, 1997                   -      22,906      3,045       147      26,098       9.1%
  March 31, 1998                      -      23,368      8,637     1,654      33,659      11.7%
  June 30, 1998                       -      13,334     12,244       940      26,518       9.2%
  September 30, 1998                  -      12,514      3,636        99      16,249       5.6%
  December 31, 1998                   -      10,698      1,005         -      11,703       4.1%
  March 31, 1999                      -       3,532     28,007       207      31,746      11.0%
  June 30, 1999                       -       8,730     10,047         -      18,777       6.5%
  September 30, 1999                  -       4,376      6,962     1,188      12,526       4.3%
  December 31, 1999                   -       2,336      7,485        49       9,870       3.4%
  March 31, 2000                      -       2,703      8,403     2,255      13,361       4.6%
  June 30, 2000                       -       1,739      6,723       744       9,206       3.2%
  September 30, 2000                  -          46      2,940         -       2,986       1.0%
  Thereafter                          -       7,725     20,025     1,511      29,261      10.1%
                                 -------------------------------------------------------------

      Total                      $8,809     146,339    124,649     8,794     288,591     100.0%
                                 =============================================================

      Percent of total              3.1%       50.7%      43.2%      3.0%      100.0%
                                 ===================================================


The following table indicates the amount of the Bank's certificates of deposit by time remaining until maturity as of June 30, 1997.

                                                               Maturity
                                              ------------------------------------------
                                                           Over      Over
                                              3 Months    3 to 6    6 to 12      Over
                                              or Less     Months    Months     12 months     Total
                                              --------    ------    -------    ---------     -----
                                                             (Dollars in Thousands)

Certificates of deposit less than $100,000    $36,051     23,593    48,283      133,400     241,327

Certificates of deposit greater than
 or equal to $100,000                          10,579      2,505    11,895       22,285      47,264
                                              -----------------------------------------------------

Total certificates of deposit                 $46,630     26,098    60,178      155,685     288,591
                                              =====================================================


Subsidiary and Other Activities

The Bank was the only subsidiary of the Holding Company at June 30, 1997. On August 12, 1997, FFY Holdings, Inc. was formed for the purpose of being the holding company for various types of entities the Holding Company may use to diversify its business activities. On September 8, 1997, the Holding Company announced the establishment of a new real estate brokerage company in affiliation with a local real estate firm. The new company, called First Real Estate Ltd., is located approximately two miles from the Company's main office. FFY Holdings, Inc. is a wholly-owned subsidiary of the Holding Company. The Bank had no subsidiaries at June 30, 1997. On July 16, 1997, Ardent Service Corporation was formed for the purpose of being a 50% owner of Hedgerows Development, Ltd., a limited liability company formed for the purpose of constructing, owning and marketing of residential condominium units. Ardent is a wholly-owned subsidiary of the Bank. Management does not expect that FFY Holdings, Inc. or Ardent Service Corporation will have a material impact to the financial condition or results of operations of the Company.


Competition

First Federal's business of originating loans and attracting deposits is highly competitive. First Federal competes actively with other savings and loan associations, national and state banks, commercial banks, credit unions, mortgage bankers and other financial service entities.


Regulation

General. First Federal is a federally chartered savings bank, the deposits of which are federally insured and backed by the full faith and credit of the United States Government. Accordingly, First Federal is subject to broad federal regulation and oversight extending to all its operations. First Federal is a member of the Federal Home Loan Bank of Cincinnati and is subject to certain limited regulation by the Board of Governors of the Federal Reserve System (Federal Reserve Board). First Federal is a member of the Savings Association Insurance Fund (SAIF) and the deposits of First Federal are insured by the FDIC. As a result, the FDIC has certain regulatory and examination authority over First Federal.

Certain of these regulatory requirements and restrictions are discussed below or elsewhere in this document.

Federal Regulation of Savings Associations. The OTS, as the Bank's primary federal regulator and chartering authority, and the FDIC, as the insurer of its deposits, have extensive authority over the operations of savings associations. As part of this authority, First Federal is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last regular OTS examinations of First Federal were as of March 31, 1997 for safety and soundness and April 30, 1997 for compliance. The last FDIC examination of First Federal was as of June 30, 1990. Under agency scheduling guidelines, it is likely that another examination by the OTS or the FDIC will be initiated in the near future.
All savings associations are subject to a semi-annual assessment, based upon the savings association's total assets, to fund the operations of the OTS. First Federal's OTS assessment for the fiscal year ended June 30, 1997 was $123,000.

The OTS also has extensive enforcement authority over all savings institutions and their holding companies, including First Federal and the Holding Company. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS. Except under certain circumstances, public disclosure of final enforcement actions by the OTS and the FDIC is required.

In addition, the investment, lending and branching authority of First Federal is prescribed by federal laws and regulations, and it is prohibited from engaging in any activities not permitted by such laws and regulations. For instance, no savings institution may invest in non-investment grade corporate debt securities not rated in one of the four highest rating categories by a nationally recognized rating organization. In addition, the permissible level of investment by federal associations in loans secured by non-residential real property may not exceed 400% of the institution's regulatory capital, except with approval of the OTS. Federal savings associations are also generally authorized to branch nationwide. First Federal is in compliance with the noted restrictions.

First Federal's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At June 30, 1997, First Federal's lending limit under this restriction was $8.7 million. First Federal is in compliance with the loans-to-one-borrower limitation.

The OTS, as well as other federal banking agencies, has adopted guidelines establishing safety and soundness standards on matters such as loan underwriting and documentation, asset quality, earnings standards, internal controls and audit systems, interest rate risk exposure and compensation and other employee benefits. Any institution which fails to comply with these standards must submit a compliance plan. A failure to submit a plan or to comply with an approved plan will subject the institution to further enforcement action.

Insurance of Accounts and Regulation by the FDIC. First Federal is a member of the SAIF, which is administered by the FDIC. Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States Government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings associations, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance of an institution if it determines that the institution has engaged or is engaging in unsafe or unsound practices, or is in an unsafe or unsound condition. See Note 10 of the Notes to Consolidated Financial Statements in the Annual Report to Stockholders included as Exhibit 13 herein for a discussion of the SAIF special assessment.

The FDIC's deposit insurance premiums are assessed semi-annually based on
(i) the probability that the institution will cause a loss to the Bank Insurance Fund (BIF) or to the SAIF, (ii) the likely amount of the loss and
(iii) the revenue needs of the appropriate fund. The FDIC lowered the rates on assessments paid to the SAIF and widened the spread of rates in order to avoid collecting more than needed to maintain the SAIF's capitalization at 1.25% of aggregate insured deposits. The current SAIF premium schedule ranges from 0% to .27% of deposits, down from .23% to .31% of deposits as a result of the SAIF special assessment and is the same as the schedule applicable to BIF-insured deposits. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets (Tier 1 risk-based capital) of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (i.e., core and Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions are made by the FDIC for each quarterly assessment period. Based on its regulatory capital as of June 30, 1997, the Bank qualified as a "well capitalized" institution, and is not currently assessed deposit insurance premiums. All FDIC insured institutions are, however, subject to an assessment on deposits to fund the repayment of obligations issued in the 1980's to help resolve the thrift crisis. The current assessment for SAIF-insured deposits is 6.48 basis points and 1.30 basis points for BIF-insured deposits. These assessments are subject to change based upon the level of BIF and SAIF deposits. Beginning no later than the year 2000, the assessment is anticipated to be about 2.5 basis points for both BIF- and SAIF-insured institutions as a result of BIF-insured institutions fully participating in the assessment.

The FDIC is authorized to increase assessment rates if it determines that the reserve ratio of the SAIF will be less than the designated reserve ratio of 1.25% of SAIF insured deposits. In setting these increased assessments, the FDIC must seek to restore the reserve ratio to that designated reserve level, or such higher reserve ratio as established by the FDIC. In addition, the FDIC may impose special assessments on SAIF members to repay amounts borrowed from the United States Treasury or for any other reason deemed necessary by the FDIC.

Regulatory Capital Requirements. Federally insured savings associations, such as First Federal, are required to maintain a minimum level of regulatory capital. The OTS has established capital standards, including a tangible capital requirement, a leverage ratio (or core capital) requirement and a risk-based capital requirement applicable to such savings associations. These capital requirements must be generally as stringent as the comparable capital requirements for national banks. The OTS is also authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis.

The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital. At June 30, 1997, the Bank did not have any intangible assets.

At June 30, 1997, First Federal had tangible capital of $55.3 million, or 9.6% of adjusted total assets, which is approximately $46.6 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

The capital standards also require core capital equal to at least 3% of adjusted total assets (as defined by regulation). Core capital generally consists of tangible capital plus certain intangible assets. As a result of the prompt corrective action provisions of FDICIA discussed below, however, a savings association must maintain a core capital ratio of at least 4% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3% ratio. At June 30, 1997, First Federal had no intangibles which were subject to these tests.

At June 30, 1997, First Federal had core capital equal to $55.3 million, or 9.6% of adjusted total assets, which is $38.0 million above the minimum leverage ratio requirement of 3% in effect on that date.

The OTS risk-based capital requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general loan and lease valuation allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. At June 30, 1997, First Federal had $2.6 million of general loss reserves, which was less than 1.25% of risk-weighted assets.

In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, will be multiplied by a risk weight ranging from 0% to 100% based on the risk inherent in the type of asset. For example, the OTS has assigned a risk weight of 50% for prudently underwritten permanent one-to-four family first lien mortgage loans not more than 90 days delinquent and having a loan-to-value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by FNMA or FHLMC.

On June 30, 1997, First Federal had total risk-based capital of $58.0 million and risk-weighted assets of $340.1 million (including converted off-balance sheet assets); or total capital of 17.0% of risk-weighted assets. This amount was $30.7 million above the 8% requirement in effect on that date.

The OTS has adopted a final rule that requires every savings association with more than normal interest rate risk exposure to deduct from its total capital, for purposes of determining compliance with such requirement, an amount equal to 50% of its interest-rate risk exposure multiplied by the present value of its assets. This exposure is a measure of the potential decline in the portfolio value of a savings association, greater than 2% of the present value of its assets, based upon a hypothetical 200 basis point increase or decrease in interest rates (whichever results in a greater decline). Net portfolio value is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The rule provides for a two quarter lag between calculating interest value risk and
recognizing any deduction from capital.    The OTS announced that it will
delay the effectiveness of the rule until it evaluates the implementation of the process by which savings associations may appeal an interest rate risk deduction determination. Any savings association with less than $300 million in assets and a total capital ratio in excess of 12% is exempt from this requirement unless the OTS determines otherwise. The Bank does not anticipate that this final rule will affect its ability to meet its regulatory capital requirements.

The OTS and the FDIC are authorized and, under certain circumstances required, to take certain actions against associations that fail to meet capital requirements. The OTS is generally required to take action to restrict the activities of an "undercapitalized association" (generally defined to be one with less than either a 4% core capital ratio, a 4% Tier 1 risk-based capital ratio or an 8% risk-based capital ratio). Any such association must submit a capital restoration plan and until such plan is approved by the OTS may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The OTS is authorized to impose the additional restrictions, discussed below, that are applicable to significantly undercapitalized associations.

As a condition to the approval of the capital restoration plan, any company controlling an undercapitalized association must agree that it will enter into a limited capital maintenance guarantee with respect to the institution's achievement of its capital requirements.

Any savings association that fails to comply with its capital plan or is "significantly undercapitalized" (i.e., Tier 1 risk-based or core capital ratios of less than 3% or a risk-based capital ratio of less than 6%) must be made subject to one or more of additional specified actions and operating restrictions which may cover all aspects of its operations and include a forced merger or acquisition of the association. An association that becomes "critically undercapitalized" (i.e., a tangible capital ratio of 2% or less) is subject to further mandatory restrictions on its activities in addition to those applicable to significantly undercapitalized associations. In addition, the OTS must appoint a receiver (or conservator with the concurrence of the FDIC) for a savings association, with certain limited exceptions, within 90 days after it becomes critically undercapitalized.
Any undercapitalized association is also subject to the general enforcement authority of the OTS and the FDIC, including the appointment of a conservator or a receiver.

Any undercapitalized association is also subject to other possible enforcement actions by the OTS or the FDIC. Such actions could include a capital directive, a cease-and-desist order, civil money penalties, the establishment of restrictions on all aspects of the association's operations or the appointment of a receiver or conservator or a forced merger into another institution.

The OTS is also generally authorized to reclassify an association into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

The imposition by the OTS or the FDIC of any of these measures on First Federal may have a substantial adverse effect on First Federal's operations and profitability. Holding Company shareholders do not have preemptive rights, and therefore, if the Holding Company is directed by the OTS or the FDIC to issue additional shares of Common Stock, such issuance may result in the dilution in the percentage of ownership of the Holding Company of existing stockholders. As of June 30, 1997, First Federal believes it qualifies as a well capitalized institution under the prompt corrective action rules.

Limitations on Dividends and Other Capital Distributions. OTS regulations impose various restrictions or requirements on associations with respect to their ability to pay dividends or make other distributions of capital. OTS regulations prohibit an association from declaring or paying any dividends or from repurchasing any of its stock if, as a result, the regulatory capital of the association would be reduced below the amount required to be maintained for the liquidation account established in connection with its mutual to stock conversion. See Note 14 of the Notes to Consolidated Financial Statements in the Annual Report to Stockholders included as
Exhibit 13 herein.

The OTS utilizes a three-tiered approach to permit associations, based on their capital level and supervisory condition, to make capital distributions which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account (see "-Regulatory Capital Requirements").

Generally, Tier 1 associations, which are associations that before and after the proposed distribution meet their fully phased-in capital requirements, may make capital distributions during any calendar year equal to the greater of 100% of net income for the year-to-date plus 50% of the amount by which the lesser of the association's tangible, core or risk-based capital exceeds its fully phased-in capital requirement for such capital component, as measured at the beginning of the calendar year, or the amount authorized for a Tier 2 association. However, a Tier 1 association deemed to be in need of more than normal supervision by the OTS may be downgraded to a Tier 2 or Tier 3 association as a result of such a determination. First Federal meets the requirements for a Tier 1 association and has not been notified of a need for more than normal supervision. Tier 2 associations, which are associations that before and after the proposed distribution meet their current minimum capital requirements, may make capital distributions of up to 75% of net income over the most recent four quarter period.

Tier 3 associations (which are associations that do not meet current minimum capital requirements) that propose to make any capital distribution and Tier 2 associations that propose to make a capital distribution in excess of the noted safe harbor level must obtain OTS approval prior to making such distribution. Tier 2 associations proposing to make a capital distribution within the safe harbor provisions and Tier 1 associations proposing to make any capital distribution need only submit written notice to the OTS 30 days prior to such distribution. As a subsidiary of the Holding Company, First Federal is required to give the OTS 30 days' notice prior to declaring any dividend on its stock. The OTS may object to the distribution during that 30-day period based on safety and soundness concerns. See "- Regulatory Capital Requirements."

On May 16, 1997, after notifying the OTS, the Bank paid a $4.5 million cash dividend to the Holding Company. See Note 14 of the Notes to Consolidated Financial Statements in the Annual Report to Stockholders included as
Exhibit 13 herein. Commencing November 20, 1996 the Holding Company announced a Modified Dutch Auction Tender Offer (Tender Offer) to buy up to
1.5 million shares between $24.00 and $26.00 per share. On December 31, 1996, the Holding Company completed the Tender Offer and purchased 808,000 shares at $26.00 per share. On April 15, 1997, the Holding Company announced its intention to repurchase 5% of its then outstanding shares of common stock.

The OTS has proposed regulations that would revise the current capital distribution restrictions. The proposal eliminates the current tiered structure and the safe-harbor percentage limitations. Under the proposal, a savings association may make a capital distribution without notice to the OTS (unless it is a subsidiary of a holding company) provided that it has a CAMEL 1 or 2 rating, is not in troubled condition (as defined by regulation) and would remain adequately capitalized (as defined in the OTS prompt corrective action regulations) following the proposed distribution. Savings associations that would remain adequately capitalized following the proposed distribution, but do not meet the other noted requirements, must notify the OTS 30 days prior to declaring a capital distribution. The OTS stated it will generally regard as permissible that amount of capital distributions that do not exceed 50% of the institution's excess regulatory capital plus net income to date during the calendar year. A savings association may not make a capital distribution without prior approval of the OTS and the FDIC if it is undercapitalized before, or as a result of, such a distribution.
As under the current rule, the OTS may object to a capital distribution if it would constitute an unsafe or unsound practice. No assurance may be given as to whether or in what form the regulations may be adopted. The Bank does not anticipate that these regulations, as proposed, will affect its ability to make capital distributions.

Liquidity. All savings associations, including First Federal, are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. This liquid asset ratio requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At the present time, the minimum liquid asset ratio is 5%. For a discussion of what the Bank includes in liquid assets and the proposed lower minimum liquid asset requirement, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" contained in the Annual Report to Stockholders included as Exhibit 13 herein.

In addition, short-term liquid assets (e.g., cash, certain time deposits, certain bankers acceptances and short-term United States Treasury obligations) currently must constitute at least 1% of the association's average daily balance of net withdrawable deposit accounts and current borrowings. Penalties may be imposed upon associations for violations of either liquid asset ratio requirement. At June 30, 1997, First Federal was in compliance with both requirements, with an overall liquid asset ratio of 5.1% and a short-term liquid assets ratio of 2.6%.

Accounting. An OTS policy statement applicable to all savings associations clarifies and re-emphasizes that the investment activities of a savings association must be in compliance with approved and documented investment policies and strategies, and must be accounted for in accordance with GAAP. Under the policy statement, management must support its classification of and accounting for loans and securities (i.e., whether held for investment, sale or trading) with appropriate documentation. First Federal is in compliance with these amended rules.

The OTS has adopted an amendment to its accounting regulations, which may be made more stringent then GAAP by the OTS, to require that transactions be reported in a manner that best reflects their underlying economic substance and inherent risk and that financial reports must incorporate any other accounting regulations or orders prescribed by the OTS. First Federal is in compliance with these amended rules.

Qualified Thrift Lender Test. All savings associations, including First Federal, are required to meet a qualified thrift lender (QTL) test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (which consists of total assets less intangibles, properties used to conduct the savings association's business and liquid assets not exceeding 20% of total assets) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. Such assets primarily consist of residential housing related loans and investments. At June 30, 1997, First Federal met the test and has always met the test since its effectiveness. At June 30, 1997, First Federal's QTL percentage was 91.2%.

Any savings association that fails to meet the QTL test must convert to a national bank charter, unless it requalifies as a QTL and thereafter remains a QTL. If an association does not requalify and converts to a national bank charter, it must remain SAIF-insured until the FDIC permits it to transfer to the Bank Insurance Fund (BIF). If such an association has not yet requalified or converted to a national bank, its new investments and activities are limited to those permissible for both a savings association and a national bank, and it is limited to national bank branching rights in its home state. In addition, the association is immediately ineligible to receive any new FHLB borrowings and is subject to national bank limits for payment of dividends. If such association has not requalified or converted to a national bank within three years after the failure, it must divest of all investments and cease all activities not permissible for a national bank. In addition, it must repay promptly any outstanding FHLB borrowings, which may result in prepayment penalties. If any association that fails the QTL test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies. See "- Holding Company Regulation."

Community Reinvestment Act. Under the Community Reinvestment Act (CRA), every FDIC-insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with the examination of First Federal, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as merger or the establishment of a branch, by First Federal. An unsatisfactory rating may be used as the basis for the denial of an application by the OTS.

Federal banking agencies, including the OTS, have recently revised the CRA regulations and the methodology for determining an institution's compliance with the CRA. Due to the heightened attention being given to the CRA in the past few years, the Bank may be required to devote additional funds for investment and lending in its local community. The Bank was examined for CRA compliance in March 1997 and received a rating of satisfactory.

Transactions with Affiliates. Generally, transactions between a savings association or its subsidiaries and its affiliates are required to be on terms as favorable to the association as transactions with non-affiliates. In addition, certain of these transactions are restricted to a percentage of the association's capital. Affiliates of First Federal include the Holding Company and any company which is under common control with First Federal.
In addition, a savings association may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates. Affiliates do not generally include subsidiaries, however, the OTS has the discretion to treat subsidiaries of savings associations as affiliates on a case by case basis.

Certain transactions with directors, officers or controlling persons are also subject to conflict of interest regulations enforced by the OTS. These conflict of interest regulations and other statutes also impose restrictions on loans to such persons and their related interests. Among other things, such loans must be made on terms substantially the same as for loans to unaffiliated individuals.

Holding Company Regulation. The Holding Company is a unitary savings and loan holding company subject to regulatory oversight by the OTS. As such, the Holding Company is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Holding Company and its non-savings association subsidiaries which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association.

As a unitary savings and loan holding company, the Holding Company generally is not subject to activity restrictions. If the Holding Company acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of the Holding Company and any of its subsidiaries (other than the Bank or any other SAIF-insured savings association) would become subject to such restrictions, which generally limit activities to those related to controlling a savings association, unless such other associations each qualify as a QTL and were acquired in a supervisory acquisition.

If First Federal fails the QTL test, the Holding Company must obtain the approval of the OTS prior to continuing after such failure, directly or through its other subsidiaries, any business activity other than those approved for multiple savings and loan holding companies or their subsidiaries. In addition, within one year of such failure the Holding Company must register as, and will become subject to, the restrictions applicable to bank holding companies. The activities authorized for a bank holding company are more limited than are the activities authorized for a unitary or multiple savings and loan holding company. See "- Qualified Thrift Lender Test."

The Holding Company must obtain approval from the OTS before acquiring control of any other SAIF-insured association. Such acquisitions are generally prohibited if they result in a multiple savings and loan holding company controlling savings associations in more than one state. However, such interstate acquisitions are permitted based on specific state authorization or in a supervisory acquisition of a failing savings association.

Federal Securities Law. The stock of the Holding Company is registered with the SEC under the Securities Exchange Act of 1934, as amended (Exchange
Act). The Holding Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Exchange Act.

Holding Company stock held by persons who are affiliates (generally officers, directors and principal stockholders) of the Holding Company may not be resold without registration or unless sold in accordance with certain resale restrictions. If the Holding Company meets specified current public information requirements, each affiliate of the Holding Company is able to sell in the public market, without registration, a limited number of shares in any three-month period.

Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At June 30, 1997, First Federal was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "- Liquidity."

Savings associations are authorized to borrow from the Federal Reserve Bank "discount window," but Federal Reserve Board regulations require associations to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the Federal Reserve Bank.

Federal Home Loan Bank System. First Federal is a member of the FHLB of Cincinnati, which is one of 12 regional FHLBs, that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB. These policies and procedures are subject to the regulation and oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing.

As a member, First Federal is required to purchase and maintain stock in the FHLB of Cincinnati. At June 30, 1997, First Federal had $4.1 million in FHLB stock which was in compliance with this requirement. In past years, First Federal has received substantial dividends on its FHLB stock. Over the past five fiscal years, such dividends have averaged 6.2% and were 7.1% for fiscal year 1997.

Under federal law the FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to low- and moderately priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have affected adversely the level of FHLB dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of FHLB stock in the future. A reduction in value of First Federal's FHLB stock may result in a corresponding reduction in First Federal's capital.

For the year ended June 30, 1997, dividends paid by the FHLB of Cincinnati to First Federal totaled $279,000 which represented a $21,000 increase from the amount of dividends received in fiscal year 1996. The $73,900 dividend received for the quarter ended June 30, 1997 reflects an annualized rate of 7.25%.

Federal and State Taxation. Certain 1996 tax legislation significantly effected thrift institutions such as the Bank regarding bad debt provisions. Large thrifts (see below) were required to switch to the specific charge-off method of Section 166 while small thrifts switched to the reserve method of
Section 585 (the method used by small commercial banks). Under the specific charge-off method for large thrifts, charge-offs are deducted and recoveries are taken into taxable income as incurred. The legislation eliminated the percentage of taxable income method for computing additions to the thrift tax bad debt reserves for tax years beginning after December 31, 1995 which effected First Federal beginning in fiscal year ended June 30, 1997.
The legislation also required that thrift institutions such as the Bank recapture all or a portion of their tax bad debt reserves added since the base year. For the Bank, the base year is June 30, 1988 and the tax bad debt reserves added since that date were $3.4 million. The amount of the reserves to be recaptured depends upon whether the institution is considered a large institution for tax purposes. A small thrift is required to recapture the portion of its reserves that exceeds the greater of (1) the experience method reserve computed as if the thrift had always been a small bank, or (2) the lesser of the qualifying and non-qualifying base year reserves or the contracted base year reserves. As the Bank has previously provided deferred taxes on the recapture amounts, no additional financial statement tax expense will result from the recapture. The opening tax bad debt reserve for a small thrift for the first taxable year beginning after December 31, 1995 is the greater of the two amounts described in (1) and (2) above. A small thrift that switches to the section 585 experience method must make an annual addition to its reserve for bad debts. Under the repealed section 593, a thrift was not required to make a minimum addition to its reserve for any taxable year.

An institution is considered large if the quarterly average of the institution's (or the consolidated group's) total assets exceeds $500 million for the year. The Bank is considered a large institution and is required to recapture the excess of its bad debt reserves beginning in fiscal year 1997 ratably over a six year period. However, postponement of the recapture is possible for a two year period and will generally allow institutions, such as the Bank, to suspend such recapture for the first two years. In order to postpone the bad debt reserve recapture, the Bank must meet a minimum level of mortgage lending activity for those years. The level of mortgage lending activity needed to qualify for this suspension is the institution's average mortgage lending activity for the six taxable years preceding June 30, 1997. For this purpose, only home purchase and home improvement loans qualify (refinancing and home equity loans do not qualify) and financial institutions can elect to have the tax years with the highest and lowest lending activity removed from the average calculation. For fiscal year 1997, the Bank qualified for postponement of the bad debt recapture.

The base year reserves and the supplemental reserve are not forgiven. These reserves continue to be subject to the section 593(e) recapture penalty and are treated as a section 381(c) attribute for purposes of certain corporate acquisitions. There are other ancillary provisions affected by the repeal of section 593, most notably the repeal of section 595 which provides thrifts with special treatment on foreclosure of property securing loans.
Section 595 is repealed for property acquired in taxable years beginning after December 31, 1995.

In addition to the regular income tax, corporations, including savings associations such as the Bank, generally are subject to a minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on alternative minimum taxable income, which is the sum of a corporation's regular taxable income (with certain adjustments) and tax preference items, less any available exemption. Net operating losses can offset no more than 90% of alternative minimum taxable income. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax.

The Holding Company and Bank file consolidated federal income tax returns on a fiscal year basis using the accrual method of accounting.

The Bank has been audited by the Internal Revenue Service with respect to federal income tax returns through tax year 1991 and has federal income tax returns which are open and subject to audit for the tax years 1994 through 1996. With respect to years examined by the IRS, all deficiencies have been satisfied. In the opinion of management, any examination of still open returns would not result in a deficiency which could have a material adverse effect on the financial condition of the Company.

For additional information regarding federal taxation, see Note 11 of the Notes to the Consolidated Financial Statements in the Annual Report to Stockholders included as Exhibit 13 herein.

Ohio Taxation. As a federally chartered savings bank, the Bank is subject to an Ohio franchise tax based on its net worth plus certain reserve amounts. Total net worth for this purpose is reduced by certain exempted assets. The resultant net worth was taxed at a rate of 1.5% for the 1997 return, which was based on net worth as of June 30, 1996. The Bank's state franchise tax returns are open and subject to audit for the years 1994 through 1997.

The Holding Company is subject to the Ohio franchise tax on holding companies of financial institutions. The tax imposed is the greater of the tax on net worth after adjustments to exclude the portion attributable to the financial institution or the tax on net income. The tax on net income is computed on federal taxable income adjusted to exclude distributions from the financial institution, and subject to certain other adjustments. The rate of tax differs for the net worth and net income computations and can include a surtax if based on net income and an add-on litter tax under either method. The Company's state franchise tax returns are open and subject to audit for the years 1994 through 1997.

Recent Ohio legislation will change the computation of tax and the rate of tax for future years for both financial institutions and holding companies.

Delaware Taxation. As a Delaware holding company, the Holding Company is exempted from Delaware corporate income tax but is required to file an annual report with and pay an annual fee to the State of Delaware. The Holding Company is also subject to an annual franchise tax imposed by the State of Delaware.


Employees

At August 29, 1997, the Bank had a total of 209 employees, including 55 part-time employees. The Bank's employees are not represented by any collective bargaining group. Management considers its employee relations to be good.


Executive Officers of the Holding Company and the Bank

The following table sets forth certain information regarding executive officers of the Holding Company and the Bank at June 30, 1997 who are not also directors.

                          Age at        Positions Held with Bank
       Name            June 30, 1997    and Holding Company
       ----            -------------    ------------------------

Therese Ann Liutkus         38          Treasurer and CFO of the Bank
                                        and the Holding Company

David S. Hinkle             39          Vice President of the Bank

Mark S. Makoski             47          Vice President of the Bank

J. Craig Carr               49          General Counsel and Assistant
                                        Vice President of the Bank


The business experience of the executive officers who are not also not directors is set forth below.

Therese Ann Liutkus - Ms. Liutkus has served as Treasurer of the Bank and Holding Company since January 1996 and March 1996, respectively, as well as Chief Financial Officer of the Bank and Holding Company since October 1996. Ms. Liutkus is responsible for the activities of the securities portfolios and oversees the accounting functions. After joining the Bank in 1986, Ms. Liutkus has served as the Bank's Internal Auditor through 1989, and served as Accounting Manager of the Bank from 1990 to 1995. She earned a BBA degree in accounting from Cleveland State University is a Certified Public Accountant and member of both the American Institute of CPAs and Ohio Society of CPAs.

David S. Hinkle - Mr. Hinkle has served as Vice President of the Bank since January 1996. Mr. Hinkle is responsible for overall Bank operations including information systems, check processing facilities management, purchasing and courier services. He began his career with the Bank in 1979 as a member of the data processing department and was appointed an Assistant Treasurer in 1982. He earned a Bachelor of Science degree in Management in 1981 from Youngstown State University. Mr. Hinkle is a member of the Board of Directors for Humility of Mary Information Systems.

Mark S. Makoski - Mr. Makoski has served as Vice President of the Bank since January 1996. Mr. Makoski is responsible for marketing, sales and deposits of the Bank. He has served in various capacities since joining the Bank in 1982, including Internal Auditor from 1982 through 1986, Assistant Treasurer from 1987 through 1991 and Assistant Vice President from 1992 through 1995. He earned a Bachelor of Science degree in Business Administration from Milligan College in Tennessee. Mr. Makoski belongs to the Canfield Fair Board, Mahoning County Securities Officers Group and Austintown Rotary.

J. Craig Carr - Mr. Carr has served as General Counsel since joining the Bank in 1974 and Assistant Vice President of the Bank since 1991. Mr. Carr was promoted to Vice President of the Bank and Holding Company in July 1997. Mr. Carr conducts the general legal work of the Bank, supervises the in-house title department and advises and counsels all officers and departments. He earned a Bachelor of Arts degree in Political Science from Miami University of Ohio and Juris Doctor Degree from Ohio State University College of Law. Mr. Carr is a member of the Ohio State and Mahoning County Bar Associations.


Item 2. Properties

The Bank owns its main office building. At June 30, 1997, the Bank owned six of its branch offices and the remaining six branch offices, including two limited service facilities, were leased. As of June 30, 1997, the net book value of the Bank's investment in premises, equipment and leaseholds, excluding computer equipment and software, was approximately $7.0 million.

The Bank maintains an on-line data base of depositor and borrower customer information as well as loan origination software. The net book value of the data processing and computer equipment and software utilized by the Bank at June 30, 1997 was $785,000.


Item 3. Legal Proceedings

First Federal is involved as plaintiff or defendant in various legal actions arising in the normal course of business. While the ultimate outcome of these proceedings cannot be predicted with certainty, it is the opinion of management, after consultation with counsel representing First Federal in the proceedings, that the resolution of these proceedings should not have a material effect on the Bank's results of operations.


Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended June 30, 1997.


                                  PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder
Matters

The information under the caption "Stock Price Information" on the inside back cover of the 1997 Annual Report to Stockholders which portions attached hereto as Exhibit 13 is herein incorporated by reference.


Item 6.  Selected Financial Data

Pages 4 and 5 of the 1997 Annual Report to Stockholders which portions attached hereto as Exhibit 13 are herein incorporated by reference.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Pages 6 through 19 of the 1997 Annual Report to Stockholders which portions attached hereto as Exhibit 13 are herein incorporated by reference.


Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Pages 14 through 16 of the 1997 Annual Report to Stockholders which portions attached hereto as Exhibit 13 are herein incorporated by reference.



Item 8.  Financial Statements and Supplementary Data

Pages 21 through 44 of the 1997 Annual Report to Stockholders which portions attached hereto as Exhibit 13 are herein incorporated by reference.

The independent auditors' report of Hill, Barth & King, Inc. dated August 4, 1995 is herein incorporated by reference as Exhibit 99.


Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

On February 13, 1996, Hill, Barth & King, Inc. was dismissed as the Holding Company's independent accountants. Their accountant's report on the financial statements for each of the years ended June 30, 1994 and 1995 was unqualified and did not contain an adverse opinion or a disclaimer opinion, or qualification or modification as to uncertainty, audit scope, or accounting principles. The decision to dismiss Hill, Barth & King, Inc. was approved by the Board of Directors upon recommendation by the audit committee of the Board of Directors.

During the fiscal years ended June 30, 1994 and June 30, 1995, and the subsequent interim period from July 1, 1995 through February 13, 1996, there were no disagreements with Hill, Barth & King, Inc. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure which, if not resolved to the satisfaction of Hill, Barth & King, Inc., would have caused it to make reference to the subject matter of the disagreements in connection with its report. Additionally, there were no disagreements with Hill, Barth & King, Inc. regarding any of these matters, either those resolved to their satisfaction or those not resolved to their satisfaction.

None of the events listed in Item 304(a)(1)(v)(A) through (D) of Regulation S-K occurred during the fiscal years ended June 30, 1994 or June 30, 1995, or the subsequent interim period from July 1, 1995 through February 13, 1996.

Pursuant to Item 304(a)(3) of Regulation S-K, the Holding Company has provided Hill, Barth & King, Inc. with a copy of the disclosures contained in this document and has requested that Hill, Barth & King, Inc. furnish the Holding Company a letter addressed to the Securities and Exchange Commission stating whether it agrees with the statements made herein and, if not, stating the respects in which it does not agree. Hill, Barth & King, Inc.'s letter is attached as an exhibit to this report.

On February 13, 1996, KPMG Peat Marwick LLP was engaged as FFY Financial Corp.'s independent accountants. During the fiscal years ended June 30, 1994 and 1995 and the subsequent interim period from July 1, 1995 through February 13, 1996, there was no consultation with KPMG Peat Marwick LLP regarding: (i) application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on FFY Financial Corp.'s financial statements; or (ii) any matter that was the subject of a disagreement (as defined in paragraph 304(a)(1)(iv) of Regulation S-K) or a reportable event (as defined in paragraph 304(a)(1)(v) of Regulation S-K).


                                  PART III


Item 10.  Directors and Executive Officers of the Registrant

Executive Officers of the Holding Company and the Bank

Information regarding the executive officers of the Holding Company and the Bank who are not directors is contained in Part I of this Form 10-K and incorporated herein by reference.

Directors of the Holding Company and the Bank

Information concerning Directors of the Holding Company and the Bank is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1997, a copy of which has been filed with the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

Information concerning compliance with the reporting requirements of Section 16(a) of the Securities and Exchange Act of 1934 by the Holding Company's directors, officers and greater than 10% beneficial owners is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held in 1997, a copy of which has been filed with the Securities and Exchange Commission.

Under the federal securities laws, Holding Company directors, certain officers and 10% shareholders are required to report to the Securities and Exchange Commission, by specific due dates, transactions and holdings in the Holding Company stock. The Bank believes that during fiscal year 1997, all of these filing requirements were satisfied, except for the inadvertent omission of the acquisition of shares through the dividend reinvestment plan by Directors Bitonte, Patrick and Shaffer, which omissions have been subsequently corrected.


Item 11.  Executive Compensation

Information concerning executive compensation is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1997, a copy of which has been filed with the Securities and Exchange Commission.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1997, a copy of which has been filed with the Securities and Exchange Commission.


Item 13.  Certain Relationships and Related Transactions

Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1997, a copy of which has been filed with the Securities and Exchange Commission.


                                   PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) (1)  Financial Statements

The following information appearing in the Holding Company's Annual Report to Stockholders for the year ended June 30, 1997, is incorporated by reference in this Annual Report on Form 10-K as Exhibit 13.

Annual Report Section                                    Pages in Annual Report
---------------------                                    ----------------------

Common Stock and Related Information                     Inside back cover

Selected Financial Data and Other Data                   Pages 4 - 5

Management's Discussion and Analysis of Financial
 Condition and Results of Operations                     Pages 6 - 19

Consolidated Statements of Financial Condition as of
 June 30, 1997 and 1996                                  Page 22

Consolidated Statements of Income for Years Ended
 June 30, 1997, 1996 and 1995                            Page 23

Consolidated Statements of Changes in Stockholders'
 Equity for Years Ended June 30, 1997, 1996 and 1995     Page 24

Consolidated Statements of Cash Flows for Years Ended
 June 30, 1997, 1996 and 1995                            Page 25

Notes to Consolidated Financial Statements               Pages 26 - 43

Independent Auditors' Report                             Page 44

With the exception of the aforementioned information, the Holding Company's Annual Report to Stockholders for the year ended June 30, 1997 is not deemed filed as part of this Annual Report on Form 10-K.


(a) (2)  Financial Statement Schedules

All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Consolidated Financial Statements.

(a) (3)  Exhibits

                                                                        Reference to
                                                                        Prior Filing
                                                                         or Exhibit
Regulation                                                                 Number
S-K Exhibit                                                               Attached
Number                               Document                              Herein
-----------                          --------                           ------------

2              Plan of acquisition, reorganization,
                arrangement, liquidation or succession                  None
3(i)           Articles of Incorporation                                   *
3(ii)          By-Laws                                                     *
4              Instruments defining the rights of security holders,
                including indentures                                       *
9              Voting trust agreement                                   None
10             Material contracts
                 Executive Compensation Plans and Arrangements             *
                 Employment Contracts                                      *
                 Recognition and Retention Plan and Trust Stock
                 Option and Incentive Plan                                 *
11             Statement re:  computation of per share earnings         None
12             Statement re:  computation of ratios                     Not required
13             Annual Report to security holders                        13
16             Letter re:  change in certifying accountant              16
18             Letter re:  change in accounting principles              None
21             Subsidiaries of registrant                               21
22             Published report regarding matters submitted to vote
                of security holders                                     None
23             Consents of experts and counsel                          23.1 and 23.2
24             Power of attorney                                        Not required
27             Financial Data Schedule                                  27
99             Additional Exhibits - predecessor accountants'
                independent auditors' report                            99

--------------------
<F*>  Filed as exhibits to the Corporation's Form S-1 registration statement filed on March 12, 1993 (File No. 33-59482) pursuant to Section 5 of the Securities Act of 1933, as amended.  All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.


(b)  Reports on Form 8-K

During the quarter ended on June 30, 1997, the Holding Company filed a report on Form 8-K on April 15, 1997 announcing third quarter earnings and a stock repurchase program.


                                 SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       FFY Financial Corp.

                                       By:  /s/ Jeffrey L. Francis
                                            -----------------------------------
                                            Jeffrey L. Francis, President and
                                            Chief Executive Officer
                                            (Duly Authorized Representative)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

/s/ Jeffrey L. Francis                 /s/ Therese Ann Liutkus
-------------------------------------  --------------------------------------
Jeffrey L. Francis, President,         Therese Ann Liutkus, Treasurer and CFO
 Chief Executive Officer and Director   (Principal Financial and Accounting
(Principal Executive and Operating      Officer)
Officer)

Date:  September 26, 1997              Date:  September 26, 1997


/s/ Randy Shaffer                      /s/ Myron S. Roh
-------------------------------------  --------------------------------------
Randy Shaffer, Vice President and      Myron S. Roh, Chairman of the Board
 Director                               and Director

Date:  September 26, 1997              Date:  September 26, 1997


/s/ W. Terry Patrick                   /s/ Ronald P. Volpe
-------------------------------------  --------------------------------------
W. Terry Patrick, Director             Ronald P. Volpe, Director

Date:  September 26, 1997              Date:  September 26, 1997


/s/ Daniel J. Mirto                    /s/ A. Gary Bitonte
-------------------------------------  --------------------------------------
Daniel J. Mirto, Director              A. Gary Bitonte, Director

Date:  September 26, 1997              Date:  September 26, 1997


/s/ Marie Izzo Cartwright              /s/ Jack R. Brownlee
-------------------------------------  --------------------------------------
Marie Izzo Cartwright, Director        Jack R. Brownlee, Director

Date:  September 26, 1997              Date:  September 26, 1997


/s/ Henry P. Nemenz
-------------------------------------
Henry P. Nemenz, Director

Date:  September 26, 1997