Form 10-Q
period 1997-09-30
FFY FINANCIAL CORP
filed 1997-11-14
CIK 898757

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                  FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended September 30, 1997

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes  X      No ___


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            CLASS                   SHARES OUTSTANDING AT OCTOBER 31, 1997
            -----                   --------------------------------------

common stock, $.01 par value                        4,114,507


                                    INDEX

                                                                      Page
                                                                      ----

PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

    Consolidated Statements of Financial Condition                       3

    Consolidated Statements of Income                                    4

    Consolidated Statements of Changes in Stockholders' Equity           5

    Consolidated Statements of Cash Flows                                6

    Notes to Consolidated Financial Statements                           7

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                           9

  Item 3.  Quantitative and Qualitative Disclosures About
           Market Risk                                                  13


PART II.  OTHER INFORMATION

  Item 1.  Legal Proceedings                                            14

  Item 2.  Changes in Securities and Use of Proceeds                    14

  Item 3.  Defaults Upon Senior Securities                              14

  Item 4.  Submission of Matters to a Vote of Security Holders          14

  Item 5.  Other Information                                            14

  Item 6.  Exhibits and Reports on Form 8-K                             14

SIGNATURES                                                              15


PART I:  FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS

FFY FINANCIAL CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                   September 30,
                                            --------------------------
                                            1997              June 30,
                                            (Unaudited)       1997
                                            -----------       --------

ASSETS
Cash                                        $  3,989,697      $  3,631,798
Interest-bearing deposits                      3,064,428         6,215,957
Short-term investments                                 -           160,000
                                            ------------------------------
      TOTAL CASH AND CASH EQUIVALENTS          7,054,125        10,007,755

Securities available for sale                123,815,772       112,036,159
Loans receivable                             463,113,503       460,711,635
Interest and dividends receivable on
 securities                                    1,296,292         1,239,988
Interest receivable on loans                   2,554,889         2,524,542
Federal Home Loan Bank stock, at cost          4,168,400         4,094,500
Office properties and equipment, net           7,606,157         7,797,721
Other assets                                   1,364,707           837,075
                                            ------------------------------
      TOTAL ASSETS                          $610,973,845      $599,249,375
                                            ==============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits                                  $449,042,655      $450,223,793
  Securities sold under agreements to
   repurchase:
    Short-term                                19,966,130          7,307,248
    Long-term                                 25,000,000        25,000,000
  Borrowed funds                              21,200,000        27,455,000
  Advance payments by borrowers for taxes
   and insurance                               1,004,865         2,313,090
  Other payables and accrued expenses         11,098,554         4,776,028
                                            ------------------------------
      TOTAL LIABILITIES                      527,312,204       517,075,159

Commitments and contingencies                          -                 -

Stockholders' equity:
  Preferred stock, $.01 par value:
    Authorized 5,000,000 shares; none
     outstanding                                       -                 -
  Common stock, $.01 par value:
    Authorized 15,000,000 shares; issued
     6,630,000 shares, outstanding
     4,122,007 shares at September 30, 1997
     and 4,144,840 shares at June 30, 1997        66,300            66,300
  Additional paid-in capital                  64,612,823        64,506,573
  Retained earnings, substantially
   restricted                                 75,843,121        74,599,977
  Treasury stock, at cost, 2,507,993
   shares at September 30, 1997 and
   2,485,160 shares at June 30, 1997         (54,017,195)      (53,387,258)
  Unrealized gain on securities available
   for sale, net                                 778,064           111,796
  Common stock purchased by:
    Employee Stock Ownership and 401(k)
     Plan                                     (3,339,682)       (3,441,382)
    Recognition and Retention Plans             (281,790)         (281,790)
                                            ------------------------------
      TOTAL STOCKHOLDERS' EQUITY              83,661,641        82,174,216
                                            ------------------------------

      TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY                               $610,973,845      $599,249,375
                                            ==============================

See accompanying notes to consolidated financial statements


PART I:  FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS

FFY FINANCIAL CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)


                                                Three months ended
                                                   September 30,
                                              ----------------------
                                              1997             1996
                                              ----             ----

INTEREST INCOME
  Loans                                       $ 9,906,611      $ 9,486,553
  Securities available for sale                 1,852,690        1,612,767
  Federal Home Loan Bank stock                     76,173           67,557
  Other interest-earning assets                   123,063           42,312
                                              ----------------------------
      TOTAL INTEREST INCOME                    11,958,537       11,209,189
                                              ----------------------------

INTEREST EXPENSE
  Deposits                                      5,503,230        5,422,644
  Securities sold under agreements
   to repurchase:
    Short-term                                    217,055          115,375
    Long-term                                     389,722                -
  Borrowed funds                                  365,069           58,313
                                              ----------------------------
      TOTAL INTEREST EXPENSE                    6,475,076        5,596,332

      NET INTEREST INCOME                       5,483,461        5,612,857
  Provision for loan losses                       142,395          154,416
                                              ----------------------------

    NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES                  5,341,066        5,458,441
                                              ----------------------------

NON-INTEREST INCOME
  Service charges                                 169,886          129,172
  Gain (loss) on sale of securities
   available for sale                              48,239         (543,130)
  Other                                           109,600           89,832
                                              ----------------------------

      TOTAL NON-INTEREST INCOME                   327,725         (324,126)
                                              ----------------------------

NON-INTEREST EXPENSE
  Salaries and employee benefits                1,416,464        1,437,212
  Net occupancy and equipment                     419,608          418,650
  Insurance and bonding                           121,253        3,330,263
  State and local taxes                           275,859          269,524
  Other                                           527,527          467,291
                                              ----------------------------

      TOTAL NON-INTEREST EXPENSE                2,760,711        5,922,940
                                              ----------------------------

      INCOME (LOSS) BEFORE FEDERAL INCOME
       TAXES                                    2,908,080         (788,625)

FEDERAL INCOME TAX EXPENSE (BENEFIT)            1,005,000         (293,000)
                                              ----------------------------

      NET INCOME (LOSS)                       $ 1,903,080      $  (495,625)
                                              ============================

EARNINGS (LOSS) PER SHARE                     $      0.49      $     (0.10)
                                              ============================

CASH DIVIDENDS DECLARED PER SHARE             $      0.20      $     0.175
                                              ============================

See accompanying notes to consolidated financial statements


PART I:  FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS

FFY FINANCIAL CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)


                                               Three months ended
                                                  September 30,
                                             ----------------------
                                             1997             1996
                                             ----             ----

Balance at July 1,                           $82,174,216      $101,920,853

Net income (loss)                              1,903,080          (495,625)

Dividends paid, $.175 and $.15 per share,
 respectively                                   (659,936)         (708,919)

Treasury stock purchased                        (776,611)                -

Stock options exercised                           68,100           360,000

Amortization of ESOP and 401(k) expense          101,700           106,080

Amortization of RRP stock awards                       -           165,750

Tax benefit related to RRP stock awards                -            73,964

Tax benefit related to exercise of stock
 options                                          13,155           124,366

Difference between average fair value per
 share and cost per share on ESOP and 401(k)
 shares committed to be released                 171,669           147,584

Change in unrealized gain (loss) on
 securities available for sale, net              666,268           534,079
                                             -----------------------------

                                             $83,661,641      $102,228,132
                                             =============================

See accompanying notes to consolidated financial statements


PART I:  FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS

FFY FINANCIAL CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)


                                                                    Three months ended
                                                                       September 30,
                                                                  -----------------------
                                                                  1997              1996
                                                                  ----              ----

NET CASH PROVIDED BY OPERATING ACTIVITIES                         $  5,196,872      $  5,600,489
                                                                  ------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturity of securities available for sale            4,000,000        13,000,000
  Proceeds from sales of securities available for sale               7,269,313           977,000
  Purchase of securities available for sale                        (22,030,046)      (29,727,595)
  Principal receipts on securities available for sale                3,917,708           781,560
  Net increase in loans                                             (2,407,415)      (10,373,833)
  Purchase of office properties and equipment                          (84,483)         (293,941)
  Other, net                                                          (350,740)           10,000
                                                                  ------------------------------

NET CASH USED IN INVESTING ACTIVITIES                               (9,685,663)      (25,626,809)
                                                                  ------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net decrease in deposits                                          (1,141,027)       (7,559,381)
  Net increase (decrease) in short-term securities sold
   under agreements to repurchase                                   12,658,882           (20,744)
  Net increase (decrease) in borrowed funds                         (6,255,000)       31,455,000
  Decrease in advance payments by borrowers for taxes and
   insurance                                                        (1,308,225)       (1,223,533)
  Decrease in amounts due to bank                                     (612,058)       (1,520,319)
  Treasury stock purchases                                            (776,611)                -
  Dividends paid                                                      (659,936)         (708,919)
  Other, net                                                          (370,864)           15,890
                                                                  ------------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                            1,535,161        20,437,994
                                                                  ------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                (2,953,630)          411,674

CASH AND CASH EQUIVALENTS
  Beginning of period                                               10,007,755         8,262,397
                                                                  ------------------------------
  End of period                                                   $  7,054,125      $  8,674,071
                                                                  ==============================

See accompanying notes to consolidated financial statements


PART I:  FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS

FFY FINANCIAL CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)  Principles of Consolidation:

      The interim consolidated financial statements of the Company include the accounts of FFY Financial Corp. (FFY or Holding Company) and its wholly-owned subsidiary First Federal Savings Bank of Youngstown (First Federal or
Bank). All significant intercompany balances have been eliminated in consolidation.

(b)  Basis of Presentation:

      The consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1997 Annual Report to Shareholders incorporated by reference into the Company's 1997 Annual Report on Form 10-K. The interim consolidated financial statements include all adjustments (consisting of only normal recurring items) which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of operations for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year.

(c)  Earnings Per Share:

      Earnings per share is calculated by dividing net income for the period by the weighted average number of shares of common stock outstanding during the period. Earnings per share has not been adjusted for the effect of stock options as the dilutive effect is less than 3 percent in any year.

      The weighted average number of shares of common stock and common stock equivalents outstanding during the three months ended September 30, 1997 and 1996 were 3,918,060 and 4,871,529, respectively.

      In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share, which supersedes Accounting Principles Board No. 15, Earnings per Share, and replaces the presentation of primary and fully diluted earnings per share with basic and diluted earnings per share. SFAS No. 128 was issued to simplify the computation of earnings per share and make the U.S. standard more compatible with the earnings per share standards of other countries and that of the International Accounting Standards Committee.
SFAS No. 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted. The unaudited pro forma earnings per share of the Company based on SFAS No. 128 are disclosed in the following table.

                                                            Three months ended September 30,
                                    ---------------------------------------------------------------------------------------
                                                     1997                                        1996
                                    ------------------------------------------  -------------------------------------------
                                    Income          Shares           Per-Share  Income (Loss)   Shares            Per-Share
                                    (Numerator)     (Denominator)    Amount     (Numerator)     (Denominator)     Amount
                                    -----------     -------------    ---------  -------------   -------------     ---------

Basic Earnings (Loss) Per Share
Income (loss) available to
 common stockholders                $1,903,080      3,782,339        $0.50      $(495,625)      4,728,432         $(0.10)
                                                                     =====                                        =======

Effect of Dilutive Securities
Stock options                                -        137,074                           -         171,494
                                    -------------------------                   -------------------------
Diluted Earnings (Loss) Per Share
Income (loss) available to
 common stockholders                $1,903,080      3,919,413        $0.49      $(495,625)      4,899,926         $(0.10)
                                    =====================================================================================

(d)  Reclassifications:

      Certain amounts in the 1996 consolidated financial statements have been reclassified to conform with the 1997 presentation.

(2)  EFFECT OF NEW FINANCIAL ACCOUNTING STANDARDS

      In February 1997, the FASB issued SFAS No. 129, Disclosure of Information about Capital Structure. This statement was issued in conjunction with SFAS No. 128 discussed above and is intended to centralize capital structure disclosure requirements and to expand the number of companies subject to the requirements. Since the Company was in compliance with the existing capital structure disclosure requirements, the impact on its financial statements is not expected to be material.

      In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. This statement establishes standards to report changes in equity that result from transactions and other economic events of the period other than transactions with owners. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Management anticipates the adoption of SFAS No. 130 will not have a material effect on the Company's consolidated financial condition or results of operations.

      In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. This statement requires disclosures regarding reportable segments of an enterprise. Information required to be disclosed includes factors used to identify segments, selected financial data, profit and loss, revenues and other operating and non-operating expenses. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. Management anticipates the adoption of SFAS No. 131 will not have a material effect on the Company's consolidated financial condition or results of operations.


                        PART I: FINANCIAL INFORMATION
                             FFY FINANCIAL CORP.
                             SEPTEMBER 30, 1997

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following analysis discusses changes in the financial condition and results of operations at and for the three months ended September 30, 1997 for the Company.

Forward-Looking Statements

      When used in this Form 10-Q, or, in future filings by the Holding Company with the Securities and Exchange Commission, in the Holding Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Bank's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Bank's market area and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Holding Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Holding Company wishes to advise readers that the factors listed above could affect the Holding Company's financial performance and could cause the Holding Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

      The Holding Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Recent Developments

      On September 8, 1997, FFY Holdings, Inc., a wholly owned subsidiary of the Holding Company, acquired a two-thirds ownership interest in David B. Robert Real Estate, a real estate brokerage company (Brokerage Company). As of September 30, 1997, the operations of the Brokerage Company were immaterial to the operations of the Company.

      The Holding Company also plans to invest in a subsidiary that will offer property and casualty insurance.

Financial Condition

      Total assets at September 30, 1997 increased $11.7 million, or 2.0%, to $611.0 million from $599.2 million at June 30, 1997. The increase was primarily attributable to increases in securities available for sale and loans receivable partially offset by a decline in cash and cash equivalents.

      The Company's securities portfolio increased $11.8 million, or 10.5%, and totaled $123.8 million at September 30, 1997 compared to $112.0 million at June 30, 1997. The increase was due primarily to the purchase of securities totaling $26.0 million and an increase in market value of available for sale securities totaling $1.0 million partially offset by $15.2 million in maturities, sales, principal receipts and premium amortization. The increase in securities was primarily funded by an increase in short-term repurchase agreements.

      Loan growth was moderate for the three months ended September 30, 1997. Net loans receivable totaled $463.1 million at September 30, 1997, an increase of $2.4 million, or 0.5%, from $460.7 million at June 30, 1997. Loan portfolio composition continues to be primarily in one-to-four family mortgages which represented $1.4 million of the current period increase.

      Loan originations during the current quarter totaled $32.0 million compared to $31.0 million during the quarter ended June 30, 1997. Mortgage loans for the purchase, construction or refinance of one-to-four family homes in the Bank's market continued to represent the largest segment of its loan originations. During the three months ended September 30, 1997, one-to-four family loan originations were $17.3 million, or 53.9% of total originations; multi-family residential, commercial real estate and development loan originations were $5.9 million, or 18.6% of total originations; and consumer loan originations were $8.8 million, or 27.5% of total originations.

      The Bank has historically been a portfolio lender, however, management is currently finalizing a secondary market mortgage lending operation designed to originate and sell qualifying loans to Federal National Mortgage Association (FNMA) in an effort to access that portion of the mortgage market that is currently serviced by secondary market lenders. Management believes that the operational efficiencies existing in the portfolio lending operations will allow the Bank to be competitive in the secondary market.

      Funds not utilized for securities, lending programs or operations are held in interest-bearing deposits. Cash and cash equivalents declined $3.0 million, or 29.5%, during the current quarter and totaled $7.1 million at September 30, 1997. This decline was used primarily to fund deposit outflows and the increase in loans receivable.

      Deposits declined $1.2 million, or 0.3%, during the current quarter and totaled $449.0 million at September 30, 1997 compared to $450.2 million at June 30, 1997. The decline was due primarily to customers seeking higher yields in this generally low market interest rate environment. The variety of deposit products offered by the Bank has allowed it to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. The Bank, however, continues to be susceptible to short-term fluctuations in deposit flows because customers are generally interest rate conscious. Passbook and money market accounts declined $3.8 million and $1.1 million, respectively, whereas NOW and certificate accounts increased $297,000 and $3.4 million, respectively.

      Short-term securities sold under agreements to repurchase (repurchase agreements) increased $12.7 million during the current quarter and totaled $20.0 million at September 30, 1997 compared to $7.3 million at June 30, 1997. Funds generated by the increase in short-term repurchase agreements were used primarily to purchase securities and repay a portion of borrowings.

      Borrowed funds declined $6.3 million during the current quarter and totaled $21.2 million at September 30, 1997 compared to $27.5 million at June 30, 1997. The decline in borrowed funds was pursuant to the increase in short-term repurchase agreements mentioned above. Borrowed funds are managed within the Company's guidelines for asset/liability management, profitability and overall growth objectives.

      Other payables and accrued expenses increased $6.3 million during the current quarter and totaled $11.1 million at September 30, 1997 compared to $4.8 million at June 30, 1997. The increase was primarily due to $4.0 in securities purchases which settled in October and a $2.3 million increase in accrued interest on deposits.

      Total stockholders' equity increased $1.5 million, or 1.8%, during the current quarter and totaled $83.7 million at September 30, 1997 compared to $82.2 million at June 30, 1997. The increase resulted principally from net income for the three months ended September 30, 1997 of $1.9 million and the change in unrealized gain on securities available for sale of $666,000. These increases were partially offset by dividends paid totaling $660,000 and treasury stock purchases totaling $777,000. The treasury stock purchases were the result of completing, in July 1997, the buyback program announced in April 1997. On October 14, 1997, the Company announced its intention to repurchase an additional 5%, or 206,020 shares of its outstanding common stock in open market transactions beginning October 20, 1997. Book value per share increased from $19.83 per share at June 30, 1997 to $20.30 per share at September 30, 1997.

Results of Operations

Net Interest Income

      Net interest income decreased $129,000, or 2.3%, and totaled $5.5 million for the three months ended September 30, 1997 compared to $5.6 million for the same prior year period. This represents a net interest margin of 3.76% for the current three-month period, down 30 basis points from 4.06% for the prior three-month period.

      The following table presents for the periods indicated average balance sheets, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on the average interest-bearing liabilities, and the resultant costs, expressed both in dollars and rates. Average balances are daily average balances. Interest on non-accruing loans has been included in the table to the extent received.

                                                                   Three months ended September 30,
                                             ------------------------------------------------------------------------
                                                              1997                                  1996
                                             ----------------------------------     ---------------------------------
                                             Average        Interest                Average       Interest
                                             Outstanding    Earned/      Yield/     Outstanding   Earned/      Yield/
                                             Balance        Paid         Rate       Balance       Paid         Rate
                                             -----------    --------     ------     -----------   --------     ------

Interest-Earning Assets:
  Loans receivable (1)                       $ 461,862      $ 9,907      8.58%      $444,081      $ 9,487      8.55%
  Securities available for sale (2) (3)        115,378        1,908      6.65%       104,809        1,650      6.22%
  FHLB Stock                                     4,144           76      7.34%         3,834           67      6.99%
  Other                                          9,178          123      5.36%         3,255           42      5.16%
                                             ----------------------                 ---------------------

      Total interest-earning assets (2)      $ 590,562      $12,014      8.15%      $555,979      $11,246      8.07%
                                             ======================                 =====================

Interest-Bearing Liabilities:
  Demand and NOW deposits                    $  54,412      $   328      2.41%      $ 55,036      $   348      2.53%
  Savings deposits                             105,413          797      3.02%       112,775          852      3.02%
  Certificate accounts                         293,511        4,378      5.97%       284,503        4,223      5.94%
  Securities sold under agreements
   to repurchase:
    Short-term                                  15,767          217      5.51%         8,164          115      5.63%
    Long-term                                   25,000          390      6.24%             -            -         -
  Short-term borrowings                         25,446          365      5.74%         4,291           58      5.41%
  Long-term borrowings                               -            -         -              -            -         -
                                             ----------------------                 ---------------------

      Total interest-bearing liabilities     $ 519,549      $ 6,475      4.99%      $464,769      $ 5,596      4.82%
                                             ======================                 =====================

Net interest income                                           5,539                                 5,650
Less fully taxable equivalent adjustment                        (55)                                  (37)
                                                            -------                               -------
Net interest income per statement of income                 $ 5,484                               $ 5,613
                                                            =======                               =======

Net interest rate spread                                                 3.16%                                 3.25%
                                                                         =====                                 =====

Net earning assets                           $  71,013                              $ 91,210
                                             =========                              ========

Net yield on average
 interest-earning assets (2)                                             3.76%                                 4.06%
                                                                         =====                                 =====

Average interest-earning assets to
 average interest-bearing liabilities                          1.14                                  1.20
                                                            =======                               =======

<F1> Calculated net of deferred loan fees, loan discounts, loans in process and loss reserves.
<F2> Yield is calculated without consideration of the unrealized gain (loss)
     on securities available for sale.
<F3> Interest is presented on a fully taxable equivalent basis using the
     Company's federal statutory tax rate of 34%.

      Interest income on loans totaled $9.9 million for the three months ended September 30, 1997, up $420,000, or 4.4%, from $9.5 million for the three months ended September 30, 1996. This increase was a result of a $17.8 million increase in the average balance of loans outstanding, reflecting continued loan growth, and a 3 basis point increase in the average yield on loans, from 8.55% to 8.58%.

      Income from securities totaled $1.9 million for the three months ended September 30, 1997, up $240,000, or 14.9%, from $1.6 million for the three months ended September 30, 1996. This increase was the result of a $10.6 million increase in the average balance of securities and a 43 basis point increase in the average yield on securities, from 6.22% to 6.65%.

      Interest expense on deposits totaled $5.5 million for the three months ended September 30, 1997, up $81,000, or 1.5%, from $5.4 million for the three months ended September 30, 1996. The increase was the result of a $1.0 million increase in the average balance of deposits and a 6 basis point increase in the average rate of deposits, from 4.80% to 4.86%.

      Interest expense on short- and long-term repurchase agreements totaled $607,000 for the three months ended September 30, 1997, up $492,000 from $115,000 for the three months ended September 30, 1996. The increase was the result of a $7.6 million increase in the average balance of short-term repurchase agreements partially offset by a 12 basis point decline in the average cost of short-term repurchase agreements, from 5.63% to 5.51%. The average balance and rate of long-term repurchase agreements for the three months ended September 30, 1997 was $25.0 million and 6.24%, respectively. The Company did not enter into long-term repurchase agreements during the three months ended September 30, 1996.

      Interest expense on borrowed funds totaled $365,000 for the three months ended September 30, 1997, up $307,000 from $58,000 for the three months ended September 30, 1996. The increase was the result of a $21.2 million increase in the average balance of borrowed funds and a 33 basis point increase in the average cost of borrowed funds, from 5.41% to 5.74%.

Provision for Loan Losses

      The provision for loan losses totaled $142,000 for the three months ended September 30, 1997 compared to $154,000 for the same period last year based on management's continuing assessment of the loan portfolio and management's desire to maintain the allowance for loan losses at a level considered adequate to provide for probable future loan losses. The Bank's allowance for loan losses totaled 72.2% and 74.2% of non-performing assets at September 30, 1997 and June 30, 1997, respectively. Future additions to the allowance for loan losses will be dependent on a number of factors, including the performance of the Bank's loan portfolio, the economy, changes in interest rates and the effect of such changes on real estate values, inflation and the view of regulatory authorities toward adequate reserve levels. Management believes that the allowance for loan losses is adequate at September 30, 1997.

Non-Interest Income

      Non-interest income totaled $328,000 for the three months ended September 30, 1997 compared to a loss of $324,000 for the three months ended September 30, 1996. The difference is primarily due to a gain on sale of securities totaling $48,000 during the current three-month period and a loss on sale of securities totaling $543,000 during the same prior year period. On September 30, 1996, management decided to sell $28.8 million in available for sale securities for liquidity or reinvestment purposes. The Company recorded a loss on sale of securities for the write-down to fair value for other-than-temporary impairment when the decision to sell such securities was made.

Non-Interest Expense

      Non-interest expense totaled $2.8 million for the three months ended September 30, 1997, a decline of $3.1 million from $5.9 million for the three months ended September 30, 1996. The decline was primarily attributable to the one-time SAIF assessment of $3.0 million recorded on September 30, 1996.

Income Tax Expense

      Federal income tax expense totaled $1.0 million for the three months ended September 30, 1997 compared to a benefit of ($293,000) for the three months ended September 30, 1996. The increase is primarily the result of the impairment loss on securities and the one-time SAIF assessment mentioned above.

Effect of New Accounting Standards

      Refer to Note 2 of the Notes to Consolidated Financial Statements contained in this report.

Liquidity

      In general terms, liquidity is a measurement of the Company's ability to meet its cash needs. For example, the Company's objective is to maintain the ability to meet loan commitments, purchase securities or to repay deposits and other liabilities in accordance with their terms without an adverse impact on current or future earnings. The Company's principal sources of funds are deposits, amortization and prepayments of loans, maturities, sales and principal receipts of securities, borrowings, repurchase agreements and operations.

      Federal regulations require the Bank to maintain minimum levels of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. This liquid asset ratio may vary from time to time depending on economic conditions and savings flows of all savings institutions. Currently, the minimum liquid asset ratio is 5%. In addition, short-term liquid assets currently must constitute at least 1% of the Bank's average daily balance of net withdrawable deposit accounts and current borrowings. Penalties may be imposed for violations of either liquid asset ratio requirement. At September 30, 1997 and 1996, the Bank was in compliance with both requirements, with overall liquid asset ratios of 7.2% and 10.3%, respectively, and short-term liquid asset ratios of 4.8% and 4.0%, respectively. The reduction in the Bank's liquidity from 10.3% at September 30, 1996 to 7.2% at September 30, 1997 was due primarily to an increase in the loan portfolio and increased borrowings, including repurchase agreements, that were used to purchase mortgage-backed securities with maturities greater than five years.

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

      At September 30, 1997, the Bank was in compliance with regulatory capital requirements and is considered "well capitalized" as set forth below:

                                                                   Core/        Tier-1       Total
                                         Equity       Tangible     Leverage     Risk-Based   Risk-Based
(dollars in thousands)                   Capital      Capital      Capital      Capital      Capital
                                         -------      --------     --------     ----------   ----------

GAAP Capital                             $ 57,536     $ 57,536     $ 57,536     $ 57,536     $ 57,536
Unrealized appreciation or gain on
 securities available for sale, net                       (289)        (289)        (289)        (289)
General loan valuation allowances                            -            -            -        2,475
Other                                                        -            -            -          (92)
                                                      -----------------------------------------------
Regulatory capital                                      57,247       57,247       57,247       59,630
Total assets                              592,108
Adjusted total assets                                  591,891      591,891
Risk-weighted assets                                                             345,282      345,282
                                         ------------------------------------------------------------
Capital ratio                                 9.7%         9.7%         9.7%        16.6%        17.3%
Regulatory capital category
  Well capitalized - equal to or
   greater than                                                         5.0%         6.0%        10.0%
                                         ------------------------------------------------------------

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

      There were no material changes in information about market risk that was provided in the 1997 Annual Report to Shareholders, which was incorporated by reference into the Company's 1997 Annual Report on Form 10-K.


                         PART II:  OTHER INFORMATION
                             FFY FINANCIAL CORP.
                             SEPTEMBER 30, 1997

Item 1.  Legal Proceedings

      FFY is not a party to any material legal proceeding before any court or regulatory authority, administrative agency or other tribunal. Further, FFY is not aware of the threat of any such proceeding.

      As part of its ordinary course of business, First Federal is a party to several lawsuits involving a variety of claims, including the collection of delinquent accounts. No litigation is pending or, to First Federal's knowledge, threatened in which the Bank faces potential loss or exposure which would have a material impact on its financial condition or results of operations. First Federal is not involved in any administrative or judicial proceeding under any Federal, State or Local provisions which have been enacted or adopted relating to the protection of the environment.

Item 2.  Changes in Securities

      None to be reported.

Item 3.  Defaults on Senior Securities

      None to be reported.

Item 4.  Submission of Matters to a Vote of Security Holders

      On October 15, 1997, FFY Financial Corp. held its annual meeting of stockholders. The matters approved by stockholders at the annual meeting and the number of votes cast for, against or withheld (as well as the number of abstentions and broker non-votes) as to each matter are set forth below.

      Election of Directors for a three-year term:

                                                                  BROKER
NAME                         FOR                WITHHELD          NON-VOTES
----                         ---                --------          ---------

Marie Izzo Cartwright        3,249,063          53,626            -0-
Henry P. Nemenz              3,280,298          22,391            -0-
W. Terry Patrick             3,251,449          51,239            -0-

      Ratification of the Appointment of Auditors for a one-year term:

                                                                BROKER
NAME                         FOR          AGAINST    ABSTAIN    NON-VOTES
----                         ---          -------    -------    ---------

KPMG Peat Marwick LLP        3,272,755    18,270     11,663     -0-

Item 5.  Other Information

      None to be reported.

Item 6.  Exhibits and Reports on Form 8-K

A. Exhibits - Exhibit 27 - Financial Data Schedule
B. Reports on Form 8-K

      On July 24, 1997, the Registrant announced earnings of $5.3 million, or $1.19 per share for the year ended June 30, 1997 and approval of the regular quarterly dividend of $.175 per share.

      Pursuant the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       FFY Financial Corp.

Date:  November 14, 1997               By:  /s/ Jeffrey L. Francis
                                       Jeffrey L. Francis
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)

Date:  November 14, 1997               By:  /s/ Therese Ann Liutkus
                                       Therese Ann Liutkus
                                       Treasurer and Chief Financial Officer
                                       (Principal Financial and Accounting
                                       Officer)