Form 10-Q
period 1997-12-31
FFY FINANCIAL CORP
filed 1998-02-13
CIK 898757

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                  FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended December 31, 1997

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            CLASS                     SHARES OUTSTANDING AT JANUARY 31, 1998
            -----                     --------------------------------------

common stock, $.01 par value                        4,056,376

                                    INDEX


                                                                     Page
                                                                     ----

PART I.  FINANCIAL INFORMATION

      Item 1.  Financial Statements

            Consolidated Statements of Financial Condition           3

            Consolidated Statements of Income                        4

            Consolidated Statements of Changes in
             Stockholders' Equity                                    5

            Consolidated Statements of Cash Flows                    6

            Notes to Consolidated Financial Statements               7

      Item 2.  Management's Discussion and Analysis
                of Financial Condition and Results of Operations     9

      Item 3.  Quantitative and Qualitative Disclosures
                About Market Risk                                   15


PART II.  OTHER INFORMATION

      Item 1.  Legal Proceedings                                    16

      Item 2.  Changes in Securities and Use of Proceeds            16

      Item 3.  Defaults Upon Senior Securities                      16

      Item 4.  Submission of Matters to a Vote of Security Holders  16

      Item 5.  Other Information                                    16

      Item 6.  Exhibits and Reports on Form 8-K                     16


SIGNATURES                                                          17

PART I:  FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS

FFY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

                                                 December 31,         June 30,
                                                     1997               1997
                                                 ------------       ------------

ASSETS
Cash                                             $  4,716,950       $  3,631,798
Interest-bearing deposits                           4,036,892          6,215,957
Short-term investments                                129,000            160,000
                                                 -------------------------------
      TOTAL CASH AND CASH EQUIVALENTS               8,882,842         10,007,755

Securities available for sale                     125,948,865        112,036,159
Loans receivable                                  462,683,272        460,711,635
Interest and dividends receivable on
 securities                                         1,420,632          1,239,988
Interest receivable on loans                        2,513,773          2,524,542
Federal Home Loan Bank stock, at cost               4,244,500          4,094,500
Office properties and equipment, net                7,710,438          7,797,721
Other assets                                        1,344,547            837,075
                                                 -------------------------------
      TOTAL ASSETS                               $614,748,869       $599,249,375
                                                 ===============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits                                       $453,858,616       $450,223,793
  Securities sold under agreements to
   repurchase:
    Short-term                                     13,043,366          7,307,248
    Long-term                                      25,000,000         25,000,000
  Borrowed funds                                   32,000,000         27,455,000
  Advance payments by borrowers for
   taxes and insurance                              2,446,677          2,313,090
  Other payables and accrued expenses               4,827,949          4,776,028
                                                 -------------------------------
        TOTAL LIABILITIES                         531,176,608        517,075,159

Commitments and contingencies                               -                  -

Stockholders' equity:
  Preferred stock, $.01 par value:
    Authorized 5,000,000 shares; none
     outstanding                                            -                  -
  Common stock, $.01 par value:
    Authorized 15,000,000 shares; issued
     6,630,000 shares, outstanding
     4,070,046 shares at December 31, 1997
     and 4,144,840 shares at June 30, 1997             66,300             66,300
  Additional paid-in capital                       64,750,195         64,506,573
  Retained earnings, substantially restricted      77,028,596         74,599,977
  Treasury stock, at cost, 2,559,954 shares at
   December 31, 1997 and 2,485,160 shares at
   June 30, 1997                                  (55,709,625)       (53,387,258)
  Unrealized gain on securities available for
   sale, net                                          956,567            111,796
  Common stock purchased by:
    Employee Stock Ownership and 401(k) Plan       (3,237,982)        (3,441,382)
    Recognition and Retention Plans                  (281,790)          (281,790)
                                                 -------------------------------

      TOTAL STOCKHOLDERS' EQUITY                   83,572,261         82,174,216
                                                 -------------------------------

      TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY                                    $614,748,869       $599,249,375
                                                 ===============================

See accompanying notes to consolidated financial statements


PART I:  FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS

FFY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                            Three months ended                 Six months ended
                                                December 31,                      December 31,
                                       ----------------------------      ----------------------------
                                           1997             1996             1997             1996
                                       -----------      -----------      -----------      -----------

INTEREST INCOME
  Loans                                $ 9,924,236      $ 9,657,521      $19,830,847      $19,144,074
  Securities available for sale          1,961,963        1,469,972        3,814,653        3,082,739
  Federal Home Loan Bank stock              77,564           68,744          153,737          136,301
  Other interest-earning assets             40,612          392,148          163,675          434,460
                                       --------------------------------------------------------------

      TOTAL INTEREST INCOME             12,004,375       11,588,385       23,962,912       22,797,574
                                       --------------------------------------------------------------

INTEREST EXPENSE
  Deposits                               5,377,050        5,511,464       10,880,280       10,934,108
  Securities sold under agreements
   to repurchase:
     Short-term                            209,129          101,232          426,184          216,607
     Long-term                             389,722                -          779,444                -
  Borrowed funds                           374,908          344,211          739,977          402,524
                                       --------------------------------------------------------------

      TOTAL INTEREST EXPENSE             6,350,809        5,956,907       12,825,885       11,553,239

      NET INTEREST INCOME                5,653,566        5,631,478       11,137,027       11,244,335
  Provision for loan losses                183,861          198,614          326,256          353,030
                                       --------------------------------------------------------------

      NET INTEREST INCOME AFTER
       PROVISION FOR LOAN LOSSES         5,469,705        5,432,864       10,810,771       10,891,305
                                       --------------------------------------------------------------

NON-INTEREST INCOME
  Service charges                          182,500          133,745          352,386          262,917
  Gain (loss) on sale of securities
   available for sale                       51,350          173,454           99,589         (369,676)
  Other                                     48,546           85,840          158,146          175,672
                                       --------------------------------------------------------------

      TOTAL NON-INTEREST INCOME            282,396          393,039          610,121           68,913
                                       --------------------------------------------------------------

NON-INTEREST EXPENSE
  Salaries and employee benefits         1,485,368        1,578,514        2,901,832        3,015,726
  Net occupancy and equipment              423,077          420,094          842,685          838,744
  Insurance and bonding                    121,579          257,090          242,832        3,587,353
  State and local taxes                    275,848          269,527          551,707          539,051
  Other                                    518,248          459,199        1,045,775          926,490
                                       --------------------------------------------------------------

      TOTAL NON-INTEREST EXPENSE         2,824,120        2,984,424        5,584,831        8,907,364
                                       --------------------------------------------------------------

      INCOME BEFORE FEDERAL INCOME
       TAXES                             2,927,981        2,841,479        5,836,061        2,052,854

FEDERAL INCOME TAX EXPENSE                 988,000          940,000        1,993,000          647,000
                                       --------------------------------------------------------------

      NET INCOME                       $ 1,939,981      $ 1,901,479      $ 3,843,061      $ 1,405,854
                                       ==============================================================

BASIC EARNINGS PER SHARE               $      0.51      $      0.40      $      1.02      $      0.30
                                       ==============================================================

DILUTED EARNINGS PER SHARE             $      0.50      $      0.39      $      0.98      $      0.29
                                       ==============================================================

CASH DIVIDENDS DECLARED PER SHARE      $      0.20      $     0.175      $      0.40      $      0.35
                                       ==============================================================

See accompanying notes to consolidated financial statements


PART I:  FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS

FFY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

                                                      Six months ended
                                                         December 31,
                                                -----------------------------
                                                    1997             1996
                                                -----------      ------------

Balance at July 1,                              $82,174,216      $101,920,853

Net income                                        3,843,061         1,405,854

Dividends paid, $.375 and $.325 per share,
 respectively                                    (1,414,442)       (1,536,780)

Treasury stock purchased                         (2,643,673)      (21,175,509)

Stock options exercised                             148,490           432,460

Amortization of ESOP and 401(k) expense             203,400           212,160

Amortization of RRP stock awards                          -           331,500

Tax benefit related to RRP stock awards                   -           148,298

Tax benefit related to exercise of stock
 options                                             40,890           264,453

Difference between average fair value per
 share and cost per share on ESOP and 401(k)
 shares committed to be released                    375,548           306,884

Change in unrealized gain (loss) on securities
 available for sale, net                            844,771         1,031,903
                                                -----------------------------

                                                $83,572,261       $83,342,076
                                                =============================

See accompanying notes to consolidated financial statements


PART I:  FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS

FFY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                         Six months ended
                                                                            December 31,
                                                                  ------------------------------
                                                                      1997              1996
                                                                  ------------      ------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                         $  4,810,113      $  4,519,714
                                                                  ------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturity of securities available for sale            6,577,605        22,000,000
  Proceeds from sales of securities available for sale              17,732,116        38,291,582
  Purchase of securities available for sale                        (45,410,571)      (35,527,032)
  Principal receipts on securities available for sale                9,004,785         2,652,182
  Net increase in loans                                             (2,024,023)      (14,663,299)
  Purchase of office properties and equipment                         (420,225)         (429,439)
  Other, net                                                          (350,740)           10,000
                                                                  ------------------------------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                (14,891,053)       12,333,994
                                                                  ------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in deposits                                           3,707,499         4,337,236
  Net increase in short-term securities sold under agreements
   to repurchase                                                     5,736,118           248,613
  Net increase in borrowed funds                                     4,545,000        23,800,000
  Decrease in amounts due to bank                                     (745,873)       (1,952,805)
  Treasury stock purchases                                          (2,643,673)      (21,175,509)
  Dividends paid                                                    (1,414,442)       (1,536,780)
  Other, net                                                          (228,602)         (513,380)
                                                                  ------------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                            8,956,027         3,207,375
                                                                  ------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                (1,124,913)       20,061,083

CASH AND CASH EQUIVALENTS
    Beginning of period                                             10,007,755         8,262,397
                                                                  ------------------------------

    End of period                                                 $  8,882,842      $ 28,323,480
                                                                  ==============================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash payments of interest expense                               $ 12,809,208      $ 11,558,121
  Cash payments of income taxes                                      2,155,000           260,000

See accompanying notes to consolidated financial statements


PART I:  FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS

FFY FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)  Principles of Consolidation:

The interim consolidated financial statements of the Company include the accounts of FFY Financial Corp. (FFY or Holding Company) and its wholly-owned subsidiaries First Federal Savings Bank of Youngstown (First Federal or Bank) and FFY Holdings, Inc. All significant intercompany balances have been eliminated in consolidation.

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

(c)  Earnings Per Share:

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share, which supersedes Accounting Principles Board No. 15, Earnings per Share, and replaces the presentation of primary and fully diluted earnings per share with basic and diluted earnings per share. SFAS No. 128 was issued to simplify the computation of earnings per share and make the U.S. standard more compatible with the earnings per share standards of other countries and that of the International Accounting Standards Committee. The Company adopted SFAS No. 128 which is effective for financial statements for both interim and annual periods ending after December 15, 1997. The prior year earnings per share information was restated based on SFAS No. 128. Earnings per share information is disclosed in the following tables for the three and six months ended December 31, 1997 and 1996, respectively.

                                                            Three months ended December 31,
                                  ---------------------------------------------------------------------------------
                                                    1997                                      1996
                                  ---------------------------------------   ---------------------------------------
                                    Income         Shares       Per-Share     Income         Shares       Per-Share
                                  (Numerator)   (Denominator)    Amount     (Numerator)   (Denominator)    Amount
                                  -----------   -------------   ---------   -----------   -------------   ---------

Basic Earnings Per Share
Income available to
 common stockholders              $1,939,981      3,771,757      $0.51      $1,901,479      4,739,273      $0.40
                                                                 =====                                     =====

Effect of Dilutive Securities
Stock options                              -        140,967                          -        142,541
                                  -------------------------                 -------------------------

Diluted Earnings Per Share
Income available to
 common stockholders              $1,939,981      3,912,724      $0.50      $1,901,479      4,881,814      $0.39
                                  ==============================================================================

                                                             Six months ended December 31,
                                  ---------------------------------------------------------------------------------
                                                    1997                                      1996
                                  ---------------------------------------   ---------------------------------------
                                    Income         Shares       Per-Share     Income         Shares       Per-Share
                                  (Numerator)   (Denominator)    Amount     (Numerator)   (Denominator)    Amount
                                  -----------   -------------   ---------   -----------   -------------   ---------

Basic Earnings Per Share
Income available to
 common stockholders              $3,843,061      3,777,048      $1.02      $1,405,854      4,733,852      $0.30
                                                                 =====                                     =====

Effect of Dilutive Securities
Stock options                              -        138,563                          -        142,761
                                  -------------------------                 -------------------------

Diluted Earnings Per Share
Income available to
 common stockholders              $3,843,061      3,915,611      $0.98      $1,405,854      4,876,613      $0.29
                                  ==============================================================================

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


PART I: FINANCIAL INFORMATION
FFY FINANCIAL CORP.
DECEMBER 31, 1997

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

The following analysis discusses changes in the financial condition and results of operations at and for the three and six months ended December 31, 1997 for the Company.

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

Recent Developments

The Company is in the initial stages of converting its computer system to a new comprehensive software system to run the core banking operation. This new system will allow the Bank to enhance its current services and virtually completes the process of making the operating systems Year 2000 compliant.
Management does not anticipate a material financial impact regarding Year
2000 compliance, although no assurance can be given in this regard.

Financial Condition

Total assets at December 31, 1997 increased $15.5 million, or 2.6%, to $614.7 million from $599.2 million at June 30, 1997. The increase was primarily attributable to increases in securities available for sale and loans receivable.

The Company's securities portfolio increased $13.9 million, or 12.4%, and totaled $125.9 million at December 31, 1997 compared to $112.0 million at June 30, 1997. The increase was due primarily to the purchase of securities totaling $46.0 million and an increase in market value of available for sale securities totaling $1.4 million partially offset by $17.6 million, $6.6 million and $9.0 million in sales, maturities and principal receipts on mortgage-backed securities, respectively. The increase in securities was primarily funded by increases in deposits, short-term repurchase agreements and borrowings.

Net loans receivable totaled $462.7 million at December 31, 1997, an increase of $2.0 million, or 0.4%, from $460.7 million at June 30, 1997.
This current year growth compares to an increase of $14.5 million, or 3.3%, for the six months ended December 31, 1996. The decline in growth was due primarily to potential customers seeking lower rates in this generally low market interest rate environment. Loan portfolio composition continues to be primarily in one-to-four family mortgages.

Loan originations during the current six month period totaled $55.0 million compared to $63.4 million during the same period last year. Mortgage loans for the purchase, construction or refinance of one-to-four family homes in the Bank's market continued to represent the largest segment of its loan originations. During the six months ended December 31, 1997, one-to-four family loan originations were $30.3 million, or 55.1% of total originations;
multi-family residential, commercial real estate and development loan originations were $9.0 million, or 16.3% of total originations; and consumer loan originations were $15.7 million, or 28.6% of total originations. The
Bank's focus on loan originations is currently one-to-four family adjustable-rate mortgages (ARMs) in an ongoing attempt to reduce interest rate risk. Adjustable-rate originations totaled $11.1 million, or 20.2% of total originations during the six months ended December 31, 1997 compared to $11.2 million, or 17.8% of total originations during the same period last year.

The Bank has finalized its secondary market mortgage lending operation which is designed to originate and sell qualifying loans to the Federal National
Mortgage Association (FNMA) in an effort to access that portion of the mortgage market that is currently serviced by secondary market lenders.
Management believes that the operational efficiencies existing in the portfolio lending operations will allow the Bank to be competitive in the secondary market. There is no material impact from the Bank's secondary market operation at and for the six months ended December 31, 1997.

Total liabilities at December 31, 1997 increased $14.1 million, or 2.7%, to $531.2 million from $517.1 million at June 30, 1997. The increase was attributable to increases in deposits, short-term repurchase agreements and borrowings which funds were used mainly for the growth in the securities portfolio.

Deposits increased $3.6 million, or 0.8%, during the current six-month period and totaled $453.9 million at December 31, 1997 compared to $450.2 million at June 30, 1997. The variety of deposit products offered by the Bank has allowed it to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. The Bank, however, continues to be susceptible to short-term fluctuations in deposit flows because customers are generally interest rate conscious. Certificate, NOW and money market accounts increased $7.1 million, $1.6 million and $2.7 million, respectively, whereas passbook accounts declined $7.8 million.

Short-term securities sold under agreements to repurchase (repurchase agreements) increased $5.7 million during the current six-month period and totaled $13.0 million at December 31, 1997 compared to $7.3 million at June
30, 1997.

Borrowed funds increased $4.5 million during the current six-month period and totaled $32.0 million at December 31, 1997 compared to $27.5 million at June 30, 1997. Borrowed funds are managed within the Company's guidelines for asset/liability management, profitability and overall growth objectives.

Total stockholders' equity increased $1.4 million, or 1.7%, during the current six-month period and totaled $83.6 million at December 31, 1997 compared to $82.2 million at June 30, 1997. The increase resulted principally from net income for the six months ended December 31, 1997 of $3.8 million and the change in unrealized gain on securities available for sale of $845,000. These increases were partially offset by dividends paid totaling $1.4 million and treasury stock purchases totaling $2.6 million.
On October 20, 1997, the Company announced its intention to repurchase 5%, or 206,020 of its then outstanding shares of common stock in open market transactions over a twelve month period. As of January 30, 1998, 77,000 shares have been repurchased at an average cost of $31.58 per share. Book value per share increased from $19.83 per share at June 30, 1997 to $20.53 per share at December 31, 1997.

Average Balances, Interest Rates and Yields

The following table presents for the three months ended December 31, 1997 and 1996 average balance sheets, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on the average interest-bearing liabilities, and the resultant costs, expressed both in dollars and rates. Average balances are daily average balances. Interest on non-accruing loans has been included in the table to the extent received.


                                                                  Three months ended December 31,
                                           --------------------------------------------------------------------------
($ in thousands)                                            1997                                  1996
                                           ------------------------------------  ------------------------------------
                                             Average      Interest                 Average      Interest
                                           Outstanding     Earned/      Yield/   Outstanding     Earned/      Yield/
                                             Balance        Paid       Rate (4)    Balance        Paid       Rate (4)
                                           -----------    --------     --------  -----------    --------     --------

Interest-Earning Assets:
  Loans receivable (1)                       $462,841      $ 9,924      8.58%      $452,285      $ 9,657      8.54%
  Securities available for sale (2) (3)       119,894        2,055      6.93%        92,747        1,501      6.48%
  FHLB Stock                                    4,220           78      7.39%         3,886           69      7.10%
  Other                                         3,181           41      5.16%        31,516          392      4.98%
                                             ---------------------                 ---------------------

  Total interest-earning assets (2)          $590,136      $12,098      8.22%      $580,434      $11,619      8.01%
                                             =====================                 =====================

Interest-Bearing Liabilities:
  Demand and NOW deposits                    $ 56,245      $   331      2.35%      $ 54,950      $   343      2.50%
  Savings deposits                            101,552          684      2.69%       110,434          833      3.02%
  Certificate accounts                        291,655        4,362      5.98%       287,379        4,336      6.04%
  Securities sold under agreements to
   repurchase:
    Short-term                                 14,784          209      5.65%         6,794          101      5.95%
    Long-term                                  25,000          390      6.24%             -            -         -
  Short-term borrowings                        26,058          375      5.76%        25,035          344      5.50%
                                             ---------------------                 ---------------------

      Total interest-bearing liabilities     $515,294      $ 6,351      4.93%      $484,592      $ 5,957      4.92%
                                             =====================                 =====================

Net interest income                                          5,747                                 5,662
Less fully taxable equivalent adjustment                       (94)                                  (31)
                                                           -------                               -------
Net interest income per statement of income                $ 5,653                               $ 5,631
                                                           =======                               =======

Net interest rate spread                                                3.29%                                 3.09%
                                                                        ====                                  ====

Net earning assets                           $ 74,842                              $ 95,842
                                             ========                              ========

Net yield on average
 interest-earning assets (2)                                            3.90%                                 3.90%
                                                                        ====                                  ====

Average interest-earning assets to
 average interest-bearing liabilities                         1.15x                                 1.20x
                                                           =======                               =======

<F1> Calculated net of deferred loan fees, loan discounts, loan in process and loss reserves.
<F2> Yield is calculated without consideration of the unrealized gain on securities available for sale.
<F3> Interest is presented on a fully taxable equivalent basis using the
     Company's federal statutory tax rate of 34%.
<F4> Annualized.

The following table presents for the six months ended December 31, 1997 and 1996 average balance sheets, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on the average interest-bearing liabilities, and the resultant costs, expressed both in dollars and rates. Average balances are daily average balances. Interest on non-accruing loans has been included in the table to the extent received.

                                                                   Six months ended December 31,
                                           --------------------------------------------------------------------------
($ in thousands)                                            1997                                  1996
                                           ------------------------------------  ------------------------------------
                                             Average      Interest                 Average      Interest
                                           Outstanding     Earned/      Yield/   Outstanding     Earned/      Yield/
                                             Balance        Paid       Rate (4)    Balance        Paid       Rate (4)
                                           -----------    --------     --------  -----------    --------     --------

Interest-Earning Assets:
  Loans receivable (1)                       $462,351      $19,831      8.58%      $448,183      $19,144      8.54%
  Securities available for sale (2) (3)       117,636        3,962      6.79%        98,778        3,152      6.34%
  FHLB Stock                                    4,182          154      7.36%         3,860          136      7.05%
  Other                                         6,180          164      5.31%        17,385          434      4.99%
                                             ---------------------                 ---------------------

  Total interest-earning assets (2)          $590,349      $24,111      8.18%      $568,206      $22,866      8.04%
                                             =====================                 =====================

Interest-Bearing Liabilities:
  Demand and NOW deposits                    $ 55,329      $   659      2.38%      $ 54,993      $   691      2.51%
  Savings deposits                            103,483        1,481      2.86%       111,605        1,685      3.02%
  Certificate accounts                        292,583        8,740      5.97%       285,941        8,558      5.99%
  Securities sold under agreements to
   repurchase:
    Short-term                                 15,275          426      5.58%         7,479          217      5.80%
    Long-term                                  25,000          780      6.24%             -            -         -
  Short-term borrowings                        25,752          740      5.75%        14,663          402      5.48%
                                             ---------------------                 ---------------------

  Total interest-bearing liabilities         $517,422      $12,826      4.96%      $474,681      $11,553      4.87%
                                             =====================                 =====================

Net interest income                                         11,285                                11,313
Less fully taxable equivalent adjustment                      (148)                                  (69)
                                                           -------                               -------

Net interest income per statement of income                $11,137                               $11,244
                                                           =======                               =======

Net interest rate spread                                                3.22%                                 3.17%
                                                                        ====                                  ====

Net earning assets                           $ 72,927                              $ 93,525
                                             ========                              ========

Net yield on average
 interest-earning assets (2)                                            3.83%                                 3.98%
                                                                        ====                                  ====

Average interest-earning assets to
 average interest-bearing liabilities                         1.14x                                 1.20x
                                                           =======                               =======

<F1> Calculated net of deferred loan fees, loan discounts, loan in process and loss reserves.
<F2> Yield is calculated without consideration of the unrealized gain (loss)
     on securities available for sale.
<F3> Interest is presented on a fully taxable equivalent basis using the
     Company's federal statutory tax rate of 34%.
<F4> Annualized.

Results of Operations

Comparison of the Three and Six Months Ended December 31, 1997 and 1996

The Company recorded net income of $1.9 million, or $0.50 per share on a diluted basis, for the three months ended December 31, 1997. This compares to net income of $1.9 million, or $0.39 per diluted share for the three months ended December 31, 1996. For the six months ended December 31, 1997, the Company reported net income of $3.8 million, or $0.98 per share on a diluted basis. This compares to net income of $1.4 million, or $0.29 per diluted share for the same prior year period. The $2.4 million increase for the six months ended December 31, 1997 over the same period in 1996 is primarily due to the one-time SAIF special assessment of $3.0 million recorded in September 1996.

Interest income totaled $12.0 million for the three months ended December 31, 1997 compared to $11.6 million for the three months ended December 31, 1996, an increase of $416,000 or 3.6%. For the six months ended December 31, 1997, interest income totaled $24.0 million compared to $22.8 million for the same prior year period representing an increase of $1.2 million or 5.1%. The increase in interest income for the three and six months ended December 31, 1997 over the same prior periods was due mainly to larger average balances and yields earned on loans and securities during the current year.

Interest expense totaled $6.4 million for the three months ended December 31, 1997 compared to $6.0 million for the three months ended December 31, 1996, an increase of $394,000 or 6.6%. For the six months ended December 31, 1997, interest expense totaled $12.8 million compared to $11.6 million for the same prior year period representing and increase of $1.2 million or 11.0%. The increase in interest expense for the three months ended December 31, 1997 over the same prior year period was due mainly to larger average balances in short- and long-term repurchase agreements partially offset by declines in the average outstanding balances and rates paid on deposits.
The increase in interest expense for the six months ended December 31, 1997 over the same prior year period was due mainly to larger average outstanding balances in short- and long-term repurchase agreements and borrowed funds. Funds generated from increases in repurchase agreements and borrowed funds were primarily used to purchase securities.

Net interest income increased $22,000, or 0.4%, and totaled $5.7 million for the three months ended December 31, 1997 compared to the same prior year three-month period. The net interest margin was 3.90% for both the current and prior year three-month period. Net interest income declined $107,000, or 1.0%, and totaled $11.1 million for the six months ended December 31, 1997 compared to the same prior year six-month period. The net interest margin was 3.83% for the six months ended December 31, 1997, down 15 basis points from 3.98% for the six months ended December 31, 1996.

The provision for loan losses totaled $184,000 and $326,000 for the three and six months ended December 31, 1997, respectively, compared to $199,000 and $353,000 for the same periods last year based on management's continuing assessment of the loan portfolio and management's desire to maintain the allowance for loan losses at a level considered adequate to provide for probable future loan losses. The Bank's allowance for loan losses totaled 74.8% and 74.2% of non-performing assets at December 31, 1997 and June 30, 1997, respectively. Future additions to the allowance for loan losses will be dependent on a number of factors, including the performance of the Bank's loan portfolio, the economy, changes in interest rates and the effect of such changes on real estate values, inflation and the view of regulatory authorities toward adequate reserve levels. Management believes that the allowance for loan losses is adequate at December 31, 1997.

Non-interest income totaled $282,000 for the three months ended December 31, 1997 compared to $393,000 for the same period last year. For the six months ended December 31, 1997, non-interest income totaled $610,000 compared to $69,000 for the same prior year period. The $111,000 decline for the three months ended December 31, 1997 was primarily the result of a decline in gain on sale of securities. The $541,000 increase for the six months ended December 31, 1997 was primarily the result of an other-than-temporary impairment loss on securities recorded in the prior fiscal year. On September 30, 1996, management decided to sell $28.8 million in available for sale securities for liquidity or reinvestment purposes and the Company recorded a loss on sale of securities when the decision to sell such securities was made. Increases in service fees for NOW accounts, automated teller machines and debit cards also contributed to the increase for the six months ended December 31, 1997.

Non-interest expense totaled $2.8 million for the three months ended December 31, 1997 compared to $3.0 million for the same period last year. For the six months ended December 31, 1997, non-interest expense totaled $5.6 million compared to $8.9 million for the same prior year period. The three month decline of $160,000 was primarily attributable to lower deposit insurance premiums as a result of the one-time SAIF assessment. The six month decline of $3.3 million was primarily attributable to the SAIF assessment of $3.0 million recorded on September 30, 1996.

Federal income tax expense totaled $988,000 for the three months ended December 31, 1997 compared to $940,000 for the same period last year. For the six months ended December 31, 1997, federal income tax expense totaled $2.0 million compared to $647,000 for the same prior year period. The six-month increase is primarily the result of the impairment loss on securities and the one-time SAIF assessment mentioned above.

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

New federal regulations, which became effective November 24, 1997, require the Bank to maintain minimum levels of liquid assets in each calendar quarter of not less than 4% of either (i) its liquidity base at the end of the preceding quarter, or (ii) the average daily balance of its liquidity base during the preceding quarter. The new federal regulations decreased the minimum liquidity requirement from 5%, removed the 1% short-term liquidity requirement, expanded categories of liquid assets and reduced the liquidity base. The Bank's liquidity substantially exceeded the applicable liquidity requirement at December 31, 1997. Simply meeting the liquidity requirement does not automatically mean the Bank has sufficient liquidity for a safe and sound operation. The new final rule includes a separate requirement that each thrift must maintain sufficient liquidity to ensure its safe and sound operation. Thus, adequate liquidity may vary depending on the Bank's overall asset/liability structure, market conditions, the activities of competitors, and the requirements of its own deposit and loan customers. Management believes the Bank's liquidity is sufficient.

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

At December 31, 1997, the Bank was in compliance with regulatory capital requirements and is considered "well capitalized" as set forth below:

                                                                      Core/         Tier-1        Total
                                         Equity        Tangible      Leverage     Risk-Based    Risk-Based
(dollars in thousands)                   Capital       Capital       Capital       Capital       Capital
                                         --------      --------      --------     ----------    ----------

GAAP Capital                             $ 56,154      $ 56,154      $ 56,154      $ 56,154      $ 56,154
Unrealized appreciation or gain on
 securities available for sale, net                        (204)         (204)         (204)         (204)
General loan valuation allowances                             -             -             -         2,224
Other                                                        (2)           (2)           (2)         (126)
                                                       --------------------------------------------------
Regulatory capital                                       55,948        55,948        55,948        58,048
Total assets                              596,856
Adjusted total assets                                   596,721       596,721
Risk-weighted assets                                                                348,691       348,691
                                         ----------------------------------------------------------------
Capital ratio                                 9.4%          9.4%          9.4%         16.0%         16.6%
Regulatory capital category
    Well capitalized - equal to
     or greater than                                                      5.0%          6.0%         10.0%
                                         ----------------------------------------------------------------

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There were no material changes in information about market risk from that was provided in the 1997 Annual Report to Shareholders, which was incorporated by reference into the Company's 1997 Annual Report on Form 10-K.


PART II:  OTHER INFORMATION
FFY FINANCIAL CORP.
DECEMBER 31, 1997

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

Item 2.  Changes in Securities - None to be reported.

Item 3.  Defaults on Senior Securities - None to be reported.

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

Item 5.  Other Information - None to be reported.

Item 6.  Exhibits and Reports on Form 8-K

A. Exhibits - Exhibit 27 - Financial Data Schedule.

B. Reports on Form 8-K - On October 14, 1997, the Registrant announced earnings of $1.9 million, or $0.49 per share for the quarter ended September 30, 1997 and an increase in the regular quarterly dividend from $0.175 per share to $0.20 per share. The Registrant announced its intention to become a collection of businesses that will provide real estate and financial services, including a real estate brokerage company that was announced on September 8, 1997 and an insurance company that will offer property and casualty insurance. The Registrant also announced its intention to repurchase 5%, or 206,020 of its outstanding shares of common stock in open market transactions over a twelve month period beginning October 20, 1997.

Pursuant the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       FFY Financial Corp.


Date:  February 13, 1998               By:  /s/ Jeffrey L. Francis
                                                Jeffrey L. Francis
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)



Date:  February 13, 1998               By:  /s/ Therese Ann Liutkus
                                                Therese Ann Liutkus
                                       Treasurer and Chief Financial Officer
                                       (Principal Financial and Accounting
                                       Officer)