Form 10-Q
period 1998-03-31
FFY FINANCIAL CORP
filed 1998-05-15
CIK 898757

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                  FORM 10-Q

      [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended March 31, 1998

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                CLASS                   SHARES OUTSTANDING AT APRIL 30, 1998
                -----                   ------------------------------------
    common stock, $.01 par value                      4,054,778



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


PART I:  FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS

FFY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

                                                              March 31, 1998    June 30, 1997
                                                              --------------    -------------

ASSETS
------
Cash                                                           $  3,430,246     $  3,631,798
Interest-bearing deposits                                        25,297,778        6,215,957
Short-term investments                                              130,000          160,000
                                                               -----------------------------
      TOTAL CASH AND CASH EQUIVALENTS                            28,858,024       10,007,755

Securities available for sale                                   134,506,254      112,036,159
Loans receivable                                                463,898,949      460,711,635
Interest and dividends receivable on securities                   1,394,614        1,239,988
Interest receivable on loans                                      2,464,913        2,524,542
Federal Home Loan Bank stock, at cost                             4,322,000        4,094,500
Office properties and equipment, net                              7,780,365        7,797,721
Other assets                                                      1,421,612          837,075
                                                               -----------------------------
      TOTAL ASSETS                                             $644,646,731     $599,249,375
                                                               =============================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Liabilities:
  Deposits                                                     $451,507,056     $450,223,793
  Securities sold under agreements to repurchase:
    Short-term                                                   30,974,614        7,307,248
    Long-term                                                    51,300,000       25,000,000
  Borrowed funds                                                 16,000,000       27,455,000
  Advance payments by borrowers for taxes and insurance           1,189,025        2,313,090
  Other payables and accrued expenses                             9,233,642        4,776,028
                                                               -----------------------------
      TOTAL LIABILITIES                                         560,204,337      517,075,159

Commitments and contingencies                                             -                -

Stockholders' equity:
  Preferred stock, $.01 par value:
    Authorized 5,000,000 shares; none outstanding                         -                -
  Common stock, $.01 par value:
    Authorized 15,000,000 shares; issued 6,630,000 shares,
     outstanding 4,054,502 shares at March 31, 1998
     and 4,144,840 shares at June 30, 1997                           66,300           66,300
  Additional paid-in capital                                     64,957,392       64,506,573
  Retained earnings, substantially restricted                    78,253,751       74,599,977
  Treasury stock, at cost, 2,575,498 shares at
   March 31, 1998 and 2,485,160 shares at June 30, 1997         (56,304,301)     (53,387,258)
  Unrealized gain on securities available for sale, net             887,324          111,796
  Common stock purchased by:
    Employee Stock Ownership and 401(k) Plan                     (3,136,282)      (3,441,382)
    Recognition and Retention Plans                                (281,790)        (281,790)
                                                               -----------------------------
      TOTAL STOCKHOLDERS' EQUITY                                 84,442,394       82,174,216
                                                               -----------------------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $644,646,731     $599,249,375
                                                               =============================


See accompanying notes to consolidated financial statements



PART I:  FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS

FFY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                              Three months ended            Nine months ended
                                                                  March 31,                     March 31,
                                                             1998           1997           1998           1997
                                                          -----------    -----------    -----------    -----------

INTEREST INCOME
  Loans                                                   $ 9,925,378    $ 9,546,059    $29,756,225    $28,690,133
  Securities available for sale                             1,998,196      1,629,984      5,812,849      4,712,721
  Federal Home Loan Bank stock                                 77,263         68,619        231,000        204,921
  Other interest-earning assets                                73,596        173,568        237,271        608,030
                                                          --------------------------------------------------------
      TOTAL INTEREST INCOME                                12,074,433     11,418,230     36,037,345     34,215,805
                                                          --------------------------------------------------------

INTEREST EXPENSE
  Deposits                                                  5,227,474      5,466,494     16,107,754     16,400,602
  Securities sold under agreements to repurchase:
    Short-term                                                222,732        104,593        648,916        321,201
    Long-term                                                 522,420        173,681      1,301,864        173,681
  Borrowed funds                                              344,696        306,429      1,084,673        708,955
                                                          --------------------------------------------------------
      TOTAL INTEREST EXPENSE                                6,317,322      6,051,197     19,143,207     17,604,439

      NET INTEREST INCOME                                   5,757,111      5,367,033     16,894,138     16,611,366
  Provision for loan losses                                   115,284        208,128        441,540        561,158
                                                          --------------------------------------------------------

      NET INTEREST INCOME AFTER
       PROVISION FOR LOAN LOSSES                            5,641,827      5,158,905     16,452,598     16,050,208
                                                          --------------------------------------------------------

NON-INTEREST INCOME
  Service charges                                             162,199        135,037        514,585        404,660
  Gain (loss) on sale of securities available for sale         53,912         24,035        153,501       (345,641)
  Other                                                       294,188         96,730        548,750        265,696
                                                          --------------------------------------------------------

      TOTAL NON-INTEREST INCOME                               510,299        255,802      1,216,836        324,715
                                                          --------------------------------------------------------

NON-INTEREST EXPENSE
  Salaries and employee benefits                            1,602,929      1,426,214      4,523,529      4,441,940
  Net occupancy and equipment                                 473,308        395,256      1,330,996      1,234,000
  Insurance and bonding                                       123,414        125,417        369,220      3,712,770
  State and local taxes                                       266,769        269,774        818,476        808,825
  Other                                                       589,406        400,023      1,694,852      1,326,512
                                                          --------------------------------------------------------
      TOTAL NON-INTEREST EXPENSE                            3,055,826      2,616,684      8,737,073     11,524,047
                                                          --------------------------------------------------------

      INCOME BEFORE FEDERAL INCOME TAXES                    3,096,300      2,798,023      8,932,361      4,850,876

FEDERAL INCOME TAX EXPENSE                                  1,128,000        887,000      3,121,000      1,534,000
                                                          --------------------------------------------------------
      NET INCOME                                          $ 1,968,300    $ 1,911,023    $ 5,811,361    $ 3,316,876
                                                          ========================================================
BASIC EARNINGS PER SHARE                                  $      0.53    $      0.48    $      1.54    $      0.74
                                                          ========================================================
DILUTED EARNINGS PER SHARE                                $      0.51    $      0.47    $      1.49    $      0.72
                                                          ========================================================
CASH DIVIDENDS DECLARED PER SHARE                         $      0.20    $     0.175    $      0.60    $     0.525
                                                          ========================================================


See accompanying notes to consolidated financial statements


PART I:  FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS

FFY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)


                                                                     Nine months ended
                                                                         March 31,
                                                                   1998            1997
                                                                -----------    ------------

Balance at July 1,                                              $82,174,216    $101,920,853

Net income                                                        5,811,361       3,316,876

Dividends paid, $.575 and $.50 per share, respectively           (2,157,587)     (2,225,537)

Treasury stock purchased                                         (3,374,748)    (21,176,586)

Stock options exercised                                             211,050         526,060

Amortization of ESOP and 401(k) expense                             305,100         318,240

Amortization of RRP stock awards                                          -         331,500

Tax benefit related to RRP stock awards                                   -         222,493

Tax benefit related to exercise of stock options                     82,991         419,712

Difference between average fair value per share and cost per
 share on ESOP and 401(k) shares committed to be released           614,483         468,844

Change in unrealized gain (loss) on securities available for
 sale, net                                                          775,528         267,664
                                                                ---------------------------
                                                                $84,442,394    $ 84,390,119
                                                                ===========================


See accompanying notes to consolidated financial statements



PART I:  FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS

FFY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                    Nine months ended
                                                                                        March 31,
                                                                                   1998            1997
                                                                               ------------    ------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                      $  9,316,673    $  9,252,706
                                                                               ----------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturity of securities available for sale                        14,727,605      26,000,000
  Proceeds from sales of securities available for sale                           22,740,102      43,659,205
  Purchase of securities available for sale                                     (73,551,693)    (80,508,340)
  Principal receipts on securities available for sale                            16,754,310       5,231,082
  Net increase in loans                                                          (3,394,078)    (16,142,102)
  Purchase of office properties and equipment                                      (736,533)       (532,795)
  Other, net                                                                         (6,767)         14,461
                                                                               ----------------------------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                             (23,467,054)    (22,278,489)
                                                                               ----------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in deposits                                             1,362,723      (8,524,379)
  Net increase in short-term securities sold under agreements to repurchase      23,667,366       2,936,727
  Net increase in long-term securities sold under agreements to repurchase       26,300,000      25,000,000
  Net increase (decrease) in borrowed funds                                     (11,455,000)     20,300,000
  Decrease in amounts due to bank                                                   (89,958)     (1,293,020)
  Net increase (decrease) in advance payments by borrowers
   for taxes and insurance                                                       (1,124,065)      1,375,844
  Treasury stock purchases                                                       (3,374,748)    (21,176,586)
  Dividends paid                                                                 (2,157,587)     (2,225,537)
  Other, net                                                                       (128,081)          6,376
                                                                               ----------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                        33,000,650      16,399,425
                                                                               ----------------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                        18,850,269       3,373,642

CASH AND CASH EQUIVALENTS
  Beginning of period                                                            10,007,755       8,262,397
                                                                               ----------------------------

  End of period                                                                $ 28,858,024    $ 11,636,039
                                                                               ============================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash payments of interest expense                                            $ 16,891,738    $ 15,577,188
  Cash payments of income taxes                                                   3,000,000         260,000


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

      (c)   Earnings Per Share:

            In February 1997, the Financial Accounting Standards Board
            (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share, which supersedes Accounting Principles Board No. 15, Earnings per Share, and replaces the presentation of primary and fully diluted earnings per share with basic and diluted earnings per share. SFAS No. 128 was issued to simplify the computation of earnings per share and make the U.S. standard more compatible with the earnings per share standards of other countries and that of the International Accounting Standards Committee. The Company adopted SFAS No. 128 which is effective for financial statements for both interim and annual periods ending after December 15, 1997. The prior year earnings per share information was restated based on SFAS No. 128. Earnings per share information is disclosed in the following tables for the three and nine months ended March 31, 1998 and 1997, respectively.



                                                              Three months ended March 31,
                                                   1998                                         1997
                                 -----------------------------------------    -----------------------------------------
                                   Income          Shares        Per-Share      Income          Shares        Per-Share
                                 (Numerator)    (Denominator)     Amount      (Numerator)    (Denominator)     Amount
                                 -----------    -------------    ---------    -----------    -------------    ---------

Basic Earnings Per Share
Income available to
 common stockholders             $1,968,300       3,739,554        $0.53      $1,911,023       3,964,334        $0.48
                                                                   =====                                        =====

Effect of Dilutive Securities
Stock options                             -         141,217                            -         135,156
                                 --------------------------                   --------------------------

Diluted Earnings Per Share
Income available to
 common stockholders             $1,968,300       3,880,771        $0.51      $1,911,023       4,099,490        $0.47
                                 =======================================      =======================================


                                                              Nine months ended March 31,
                                                   1998                                         1997
                                 -----------------------------------------    -----------------------------------------
                                   Income          Shares        Per-Share      Income          Shares        Per-Share
                                 (Numerator)    (Denominator)     Amount      (Numerator)    (Denominator)     Amount
                                 --------------------------------------------------------------------------------------

Basic Earnings Per Share
Income available to
 common stockholders             $5,811,361       3,765,438        $1.54      $3,316,876       4,461,729        $0.74
                                                                   =====                                        =====

Effect of Dilutive Securities
Stock options                             -         139,724                            -         140,163
                                 --------------------------                   --------------------------

Diluted Earnings Per Share
Income available to
 common stockholders             $5,811,361       3,905,162        $1.49      $3,316,876       4,601,892        $0.72
                                 =======================================      =======================================


      (d)   Reclassifications:

            Certain amounts in the 1997 consolidated financial statements have been reclassified to conform with the 1998 presentation.


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

      In March, 1998, the AICPA Accounting Standards Executive Committee issued Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This statement requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software. The SOP also requires that costs related to the preliminary project stage and the post-implementation/operations stage of an internal-use computer software development project be expensed as incurred. SOP 98-1 is effective for fiscal years beginning after December 15, 1998, however, earlier application is encouraged. Management anticipates the adoption of SOP 98-1 will not have a material effect on the Company's consolidated financial condition or results of operations.


                        PART I: FINANCIAL INFORMATION
                             FFY FINANCIAL CORP.
                               MARCH 31, 1998

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following analysis discusses changes in the financial condition and results of operations at and for the three and nine months ended March 31, 1998 for the Company.


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


Year 2000 Issues

The Company has been and continues to address Year 2000 issues. The Year 2000 problem focuses on data processing systems and possible processing difficulties with the change to the Year 2000. The Company's Year 2000 problem resolution process includes such phases as awareness of the problem, assessment of its complexity, renovation, validation and implementation.
The resolution process includes contacting third party vendors who are required to provide evidence of their efforts to become Year 2000 compliant. The Company will evaluate each vendors' Year 2000 compliance progress and, if not satisfied, will consider other vendors or other means for obtaining
such products or services.   The project is headed by the Company's Vice
President of Operations and consists of members from the Bank's internal auditing, information systems and facilities departments.

A significant part of Year 2000 compliance was converting the Bank's financial computer system to a new comprehensive software system to run the core banking operation. The conversion was successfully completed on April 27, 1998. In addition to being Year 2000 compliant, this new system allows the Bank to enhance its current services. It was determined that the Bank's previous financial computer system would be too costly to make Year 2000 compliant and would hinder other program development.

Management does not anticipate that the Company's efforts regarding Year 2000 compliance will have a material impact on the Company's financial condition, results of operations, liquidity and capital resources, although no assurance can be given in this regard.


Financial Condition

Total assets at March 31, 1998 increased $45.4 million, or 7.6%, to $644.6 million from $599.2 million at June 30, 1997. The increase was primarily attributable to increases in cash and cash equivalents, securities available for sale and loans receivable.

Cash and cash equivalents increased $18.9 million and totaled $28.9 million at March 31, 1998 from $10.0 million at June 30, 1997. This increase was attributable to a $17.0 million, 14-day repurchase agreement which funds were invested in a term deposit at the Federal Home Loan Bank of Cincinnati. The repurchase agreement matured on April 7, 1998.

Securities available for sale increased $22.5 million, or 20.1%, and totaled $134.5 million at March 31, 1998 compared to $112.0 million at June 30, 1997. The increase was primarily due to the purchase of securities totaling $75.7 million and an increase in market value of available for sale securities totaling $1.2 million partially offset by $22.6 million and $14.7 million in securities sales and maturities, respectively, and $16.8 million in principal receipts on mortgage-backed securities. Mortgage-backed securities purchases accounted for $45.3 million of total security purchases for the current nine month period of which $26.0 million were adjustable rate. The increase in securities was primarily funded by increases in short- and long-term repurchase agreements.

Net loans receivable increased $3.2 million, or 0.7%, and totaled $463.9 million at March 31, 1998 compared to $460.7 million at June 30, 1997. This current year growth is primarily in one-to-four family adjustable-rate mortgages. Management's effort in minimizing the impact of interest rate changes is reflected in the increase in adjustable-rate loans, primarily in the one-to-four family portfolio. Adjustable-rate loans totaled 22.9% of the gross loan portfolio at March 31, 1998 compared to 20.1% at June 30, 1997. The Bank's loan portfolio composition continues to be primarily in one-to-four family mortgages representing 73.9% of the gross loan portfolio at March 31, 1998 compared to 73.6% of the gross loan portfolio at June 30, 1997.

Loan originations during the current nine month period totaled $87.8 million compared to $87.9 million during the same period last year. Mortgage loans for the purchase, construction or refinance of one-to-four family homes in the Bank's market area continued to represent the largest segment of its loan originations. During the nine months ended March 31, 1998, one-to-four family loan originations, including the construction of one-to-four family homes, were $51.0 million, or 58.2% of total originations; multi-family residential, commercial real estate and development loan originations were $12.1 million, or 13.7% of total originations; and consumer loan originations were $24.7 million, or 28.1% of total originations. The Bank's focus on loan originations continues to be one-to-four family adjustable-rate mortgages in an ongoing attempt to minimize the impact of changing interest rates. One-to-four family adjustable-rate originations during the nine month ended March 31, 1998 was $14.3 million, or 28.0% of total one-to-four family originations compared to $14.7 million, or 26.1% during the same period last year. Total adjustable-rate originations were $17.9 million, or 20.4% of total originations during the nine months ended March 31, 1998 compared to $17.8 million, or 20.2% of total originations during the same period last year.

The Bank's secondary market mortgage lending operation, which is designed to originate and sell qualifying loans to the Federal National Mortgage Association (FNMA), did not have a material impact at and for the nine months ended March 31, 1998. Currently, the Bank only sells fixed-rate loans to FNMA.

Total liabilities at March 31, 1998 increased $43.1 million, or 8.3%, to $560.2 million from $517.1 million at June 30, 1997. The increase was primarily attributable to increases in short- and long-term repurchase agreements which were partially offset by a decline in borrowed funds. Deposits totaled $451.5 million, an increase of $1.3 million, or 0.3% from $450.2 million at June 30, 1997.

Short-term securities sold under agreements to repurchase (repurchase agreements) increased $23.7 million during the current nine month period and totaled $31.0 million at March 31, 1998 compared to $7.3 million at June 30, 1997. The $23.7 million increase is mainly attributable to a $17.0 million, 14-day repurchase agreement that matured April 7, 1998. The remaining $6.7 million increase was used to fund a portion of the securities growth.

Long-term repurchase agreements increased $26.3 million during the current nine month period and totaled $51.3 million at March 31, 1998 compared to $25.0 million at June 30, 1997. During the current quarter, the Bank entered into a 5-year, $10.0 million repurchase agreement and a 3-year, $16.3 million repurchase agreement. The buyer has an option to call the 5-year agreement after the first three years and every quarter thereafter.
For the 3-year agreement, the buyer has an option to call after one year and every quarter thereafter. The proceeds from these additional funds were used to purchase securities and refinance borrowed funds at a lower rate.

Borrowed funds declined $11.5 million during the current nine month period and totaled $16.0 million at March 31, 1998 compared to $27.5 million at June 30, 1997. The decline was attributable to refinancing such debt with the increase in long-term repurchase agreements mentioned above. Borrowed funds are managed within the Company's guidelines for asset/liability management, profitability and overall growth objectives.

Total stockholders' equity increased $2.2 million, or 2.8%, during the current nine-month period and totaled $84.4 million at March 31, 1998 compared to $82.2 million at June 30, 1997. The increase resulted principally from net income for the nine months ended March 31, 1998 of $5.8 million, the change in unrealized gain on securities available for sale of $776,000 and ESOP accounting pursuant to SOP 93-6 of $614,000. These increases were partially offset by dividends paid totaling $2.2 million and treasury stock purchases totaling $3.4 million. On October 20, 1997, FFY announced its intention to repurchase 5%, or 206,020 of its then outstanding shares of common stock in open market transactions over a twelve month period. As of April 21, 1998, 81,800 shares have been repurchased at an average cost of $31.76 per share and 124,220 shares remain to be repurchased. Book value per share increased from $19.83 per share at June 30, 1997 to $20.83 per share at March 31, 1998. Tangible book value per share at March 31, 1998 was $20.81 per share.


Average Balances, Interest Rates and Yields

The following table presents for the three months ended March 31, 1998 and 1997 average balance sheets, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on the average interest-bearing liabilities, and the resultant costs, expressed both in dollars and rates. Average balances are daily average balances. Interest on non-accruing loans has been included in the table to the extent received.


                                                                           Three months ended March 31,
($ in thousands)                                                    1998                                  1997
                                                     ----------------------------------    ----------------------------------
                                                       Average      Interest                 Average      Interest
                                                     Outstanding    Earned/     Yield/     Outstanding    Earned/     Yield/
                                                       Balance        Paid      Rate(4)      Balance        Paid      Rate(4)
                                                     ------------------------------------------------------------------------

Interest-Earning Assets:
  Loans receivable(1)                                 $461,441      $ 9,925      8.60%      $453,058      $ 9,546      8.43%
  Securities available for sale(2)(3)                  128,925        2,064      6.48%       100,670        1,667      6.63%
  FHLB Stock                                             4,297           77      7.17%         3,953           69      6.98%
  Other                                                  5,317           73      5.49%        13,494          173      5.13%
                                                      ---------------------                 ---------------------
      Total interest-earning assets(2)                $599,980      $12,139      8.11%      $571,175      $11,455      8.02%
                                                      =====================                 =====================

Interest-Bearing Liabilities:
  Demand and NOW deposits                             $ 56,118      $   353      2.52%      $ 54,559      $   332      2.43%
  Savings deposits                                      97,690          601      2.46%       109,599          811      2.96%
  Certificate accounts                                 293,745        4,273      5.82%       291,938        4,324      5.92%
  Securities sold under agreements to repurchase:
    Short-term                                          15,806          223      5.64%         7,265          104      5.73%
    Long-term                                           35,665          522      5.85%        11,310          174      6.15%
  Short-term borrowings                                 24,377          345      5.66%        22,597          306      5.42%
                                                      ---------------------                 ---------------------
      Total interest-bearing liabilities              $523,401         6,317     4.83%      $497,268        6,051      4.87%
                                                      ============----------                ============---------

Net interest income                                                    5,822                                5,404
Less fully taxable equivalent adjustment                                 (65)                                 (37)
                                                                     -------                              -------
Net interest income per statement of income                          $ 5,757                              $ 5,367
                                                                     =======                              =======
Net interest rate spread                                                         3.28%                                 3.15%
                                                                                 ====                                  ====
Net earning assets                                    $ 76,579                              $ 73,907
                                                      ========                              ========
Net yield on average
 interest-earning assets(2)                                                      3.89%                                 3.79%
                                                                                 ====                                  ====
Average interest-earning assets to
 average interest-bearing liabilities                                   1.15x                                1.15x
                                                                     =======                              =======

--------------------
<F1>  Calculated net of deferred loan fees, loan discounts, loan in process and loss reserves.
<F2>  Yield is calculated without consideration of the unrealized gain on securities available for sale.
<F3>  Interest is presented on a fully taxable equivalent basis using the
      Company's federal statutory tax rate of 34%.
<F4>  Annualized.


The following table presents for the nine months ended March 31, 1998 and 1997 average balance sheets, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on the average interest-bearing liabilities, and the resultant costs, expressed both in dollars and rates. Average balances are daily average balances. Interest on non-accruing loans has been included in the table to the extent received.


                                                                      Nine months ended March 31,
($ in thousands)                                                    1998                                  1997
                                                     ----------------------------------    ----------------------------------
                                                       Average      Interest                 Average      Interest
                                                     Outstanding    Earned/     Yield/     Outstanding    Earned/     Yield/
                                                       Balance        Paid      Rate(4)      Balance        Paid      Rate(4)
                                                     -----------    --------    -------    -----------    --------    -------


Interest-Earning Assets:
  Loans receivable(1)                                 $462,048      $29,756      8.59%      $449,808      $28,690      8.50%
  Securities available for sale(2)(3)                  121,398        5,998      6.65%        99,409        4,821      6.44%
  FHLB Stock                                             4,221          231      7.30%         3,891          205      7.02%
  Other                                                  5,892          237      5.36%        16,088          608      5.04%
                                                      ---------------------                 ---------------------
      Total interest-earning assets(2)                $593,559      $36,222      8.14%      $569,196      $34,324      8.04%
                                                      =====================                 =====================

Interest-Bearing Liabilities:
  Demand and NOW deposits                             $ 53,283      $ 1,013      2.53%      $ 54,849      $ 1,023      2.49%
  Savings deposits                                     101,552        2,082      2.73%       110,936        2,496      3.00%
  Certificate accounts                                 292,970       13,013      5.92%       287,940       12,882      5.97%
  Securities sold under agreements to repurchase:
    Short-term                                          15,452          649      5.60%         7,408          321      5.78%
    Long-term                                           28,555        1,302      6.08%         3,770          174      6.15%
  Short-term borrowings                                 25,294        1,084      5.71%        17,308          709      5.46%
                                                      ---------------------                 ---------------------
      Total interest-bearing liabilities              $517,106       19,143      4.94%      $482,211       17,605      4.87%
                                                      ============---------                 ============---------
Net interest income                                                  17,079                                16,719
Less fully taxable equivalent adjustment                               (185)                                 (108)
                                                                    -------                               -------
Net interest income per statement of income                         $16,894                               $16,611
                                                                    =======                               =======
Net interest rate spread                                                         3.20%                                 3.17%
                                                                                 ====                                  ====
Net earning assets                                    $ 76,453                              $ 86,985
                                                      ========                              ========
Net yield on average
 interest-earning assets(2)                                                      3.84%                                 3.91%
                                                                                 ====                                  ====
Average interest-earning assets to
 average interest-bearing liabilities                                  1.15x                                 1.18x
                                                                    =======                               =======

--------------------
<F1>  Calculated net of deferred loan fees, loan discounts, loan in process and loss reserves.
<F2>  Yield is calculated without consideration of the unrealized gain
      (loss) on securities available for sale.
<F3>  Interest is presented on a fully taxable equivalent basis using the
      Company's federal statutory tax rate of 34%.
<F4>  Annualized.


Results of Operations

Comparison of the Three and Nine Months Ended March 31, 1998 and 1997

The Company recorded net income of $2.0 million, or $0.51 per diluted share, for the three months ended March 31, 1998. This compares to net income of $1.9 million, or $0.47 per diluted share for the three months ended March 31, 1997. For the nine months ended March 31, 1998, the Company reported net income of $5.8 million, or $1.49 per diluted share. This compares to net income of $3.3 million, or $0.72 per diluted share for the same prior year period. The $2.5 million increase for the nine months ended March 31, 1998 over the same period in 1997 is primarily due to the one-time SAIF special assessment of $3.0 million recorded in September 1996. The three and nine months ended March 31, 1998 includes operations of FFY Holdings, Inc., a wholly owned subsidiary of FFY Financial Corp. The operations of FFY Holdings, Inc. primarily includes operations of its real estate brokerage affiliation which recorded a net loss of $23,000 and $59,000 for the three and nine months ended March 31, 1998, respectively.

Interest income totaled $12.1 million for the three months ended March 31, 1998 compared to $11.4 million for the three months ended March 31, 1997, an increase of $656,000 or 5.8%. For the nine months ended March 31, 1998, interest income totaled $36.0 million compared to $34.2 million for the same prior year period, representing an increase of $1.8 million or 5.3%. The increase in interest income for the three and nine months ended March 31, 1998 over the same prior periods was due mainly to volume and yield increases in loans and volume increases in securities. These increases were partially offset by volume declines in other interest-earning assets, mainly short-term open-end repurchase agreements, which proceeds were subsequently reinvested in higher-yield securities.

Interest expense totaled $6.3 million for the three months ended March 31, 1998 compared to $6.1 million for the three months ended March 31, 1997, an increase of $266,000 or 4.4%. For the nine months ended March 31, 1998, interest expense totaled $19.1 million compared to $17.6 million for the same prior year period, representing an increase of $1.5 million or 8.7%. The increase in interest expense for the three months ended March 31, 1998 over the same prior year period was mainly due to volume increases in short- and long-term repurchase agreements which were partially offset by volume and rate declines in deposits. The increase in interest expense for the nine months ended March 31, 1998 over the same prior year period was mainly due to volume increases in short- and long-term repurchase agreements and borrowed funds which were partially offset by volume and rate declines in deposits.

Net interest income increased $390,000, or 7.3%, and totaled $5.8 million for the three months ended March 31, 1998 compared to $5.4 million for the same prior year three month period. The net interest margin was 3.89% for the three months ended March 31, 1998, up 10 basis points from 3.79% for the three months ended March 31, 1997. Net interest income increased $283,000, or 1.7%, and totaled $16.9 million for the nine months ended March 31, 1998 compared to $16.6 million for the same prior year nine month period. The net interest margin was 3.84% for the nine months ended March 31, 1998, down 7 basis points from 3.91% for the nine months ended March 31, 1997.

The provision for loan losses totaled $115,000 and $442,000 for the three and nine months ended March 31, 1998, respectively, compared to $208,000 and $561,000 for the same periods last year based on management's continuing assessment of the loan portfolio and management's desire to maintain the allowance for loan losses at a level considered adequate to provide for probable future loan losses. The decline in the provision for loan losses for the three and nine months ended March 31, 1998 was due to the unsatisfactory performance of the Bank's indirect auto loan portfolio during the prior year periods. The Bank ceased indirect auto lending in March 1997 after an analysis of the returns generated by the existing portfolio and potential returns from this line of business. At March 31, 1998 and June 30, 1997, the Bank's allowance for loan losses totaled 81.2% and 74.2% of non-performing assets, respectively, and 0.6% of loans receivable for each period ended. Future additions to the allowance for loan losses will be dependent on a number of factors, including the performance of the Bank's loan portfolio, the economy, changes in interest rates and the effect of such changes on real estate values, inflation and the view of regulatory authorities toward adequate reserve levels. Management believes that the allowance for loan losses is adequate at March 31, 1998.

Non-interest income totaled $510,000 for the three months ended March 31, 1998 compared to $256,000 for the same period last year, an increase of $254,000. For the nine months ended March 31, 1998, non-interest income totaled $1.2 million compared to $325,000 for the same prior year period, an increase of $892,000. The three month increase of $254,000 was primarily the result of activities from FFY Holdings, Inc., a wholly owned subsidiary of the Holding Company. Also contributing to the three month increase was commissions on credit life insurance sales. The nine month increase of $892,000 included activities of FFY Holdings, Inc., increased service fee income, increased credit life insurance sales commissions and the result of an other-than-temporary impairment loss on securities recorded in the prior fiscal year. On September 30, 1996, management decided to sell $28.8 million in available for sale securities for liquidity or reinvestment purposes and the Company recorded a loss on sale of securities when the decision to sell such securities was made. Activities from FFY Holdings, Inc. for the three and nine months ended March 31, 1998 primarily include real estate operations and professional fees. In September 1997, the Holding Company announced its affiliation with a local real estate brokerage company to offer expanded services to the household market. The Holding Company also announced its intention to offer property and casualty insurance services which began on April 1, 1998.

Non-interest expense totaled $3.1 million for the three months ended March 31, 1998 compared to $2.6 million for the same period last year, an increase of $439,000. For the nine months ended March 31, 1998, non-interest expense totaled $8.7 million compared to $11.5 million for the same prior year period, a decline of $2.8 million. The three month increase of $439,000 was primarily attributable to the activities of FFY Holdings, Inc. through its real estate brokerage affiliation, increased ESOP expense pursuant to SOP 93-6 (an increase in market value of FFYF shares) and increased medical benefits claims expense. The nine month decline of $2.8 million was primarily attributable to the SAIF assessment of $3.0 million recorded in the prior fiscal year partially offset by increases due to real estate activities and professional services.

Federal income tax expense totaled $1.1 million for the three months ended March 31, 1998 compared to $887,000 for the same period last year, an increase of $241,000. For the nine months ended March 31, 1998, federal income tax expense totaled $3.1 million compared to $1.5 million for the same prior year period, an increase of $1.6 million. The nine month increase is primarily the result of the impairment loss on securities and the one-time SAIF assessment mentioned above.


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

New federal regulations, which became effective November 24, 1997, require the Bank to maintain minimum levels of liquid assets in each calendar quarter of not less than 4% of either (i) its liquidity base at the end of the preceding quarter, or (ii) the average daily balance of its liquidity base during the preceding quarter. The new federal regulations decreased the minimum liquidity requirement from 5%, removed the 1% short-term liquidity requirement, expanded categories of liquid assets and reduced the liquidity base. The Bank's liquidity substantially exceeded the applicable liquidity requirement at March 31, 1998. Simply meeting the liquidity requirement does not automatically mean the Bank has sufficient liquidity for a safe and sound operation. The new final rule includes a separate requirement that each thrift must maintain sufficient liquidity to ensure its safe and sound operation. Thus, adequate liquidity may vary depending on the Bank's overall asset/liability structure, market conditions, the activities of competitors, and the requirements of its own deposit and loan customers. Management believes the Bank's liquidity is sufficient.


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


At March 31, 1998, the Bank was in compliance with regulatory capital requirements and is considered "well capitalized" as set forth below:

                                                                          Core/        Tier-1        Total
                                                  Equity     Tangible    Leverage    Risk-Based    Risk-Based
($ in thousands)                                 Capital     Capital     Capital      Capital       Capital
-------------------------------------------------------------------------------------------------------------

GAAP Capital                                     $ 56,466    $ 56,466    $ 56,466     $ 56,466      $ 56,466
Unrealized appreciation or gain on
 securities available for sale, net                              (133)       (133)        (133)         (133)
General loan valuation allowances                                   -           -            -         2,073
Other                                                             (15)        (15)         (15)         (242)
                                                             -----------------------------------------------
Regulatory capital                                             56,318      56,318       56,318        58,164
Total assets                                      626,027
Adjusted total assets                                         626,101     626,101
Risk-weighted assets                                                                   358,483       358,483
                                                 -----------------------------------------------------------
Capital ratio                                         9.0%        9.0%        9.0%        15.7%         16.2%
Regulatory capital category
  Well capitalized - equal to or greater than                                 5.0%         6.0%         10.0%
------------------------------------------------------------------------------------------------------------


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There were no material changes in information about market risk from that provided in the 1997 Annual Report to Shareholders, which was incorporated by reference into the Company's 1997 Annual Report on Form 10-K.


                         PART II:  OTHER INFORMATION
                             FFY FINANCIAL CORP.
                               MARCH 31, 1998

Item 1.     Legal Proceedings

FFY or FFY Holdings, Inc. is not a party to any material legal proceeding before any court or regulatory authority, administrative agency or other tribunal. Further, FFY or FFY Holdings, Inc. is not aware of the threat of any such proceeding.

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


Item 6.     Exhibits and Reports on Form 8-K

            A.  Exhibits - Exhibit 27 - Financial Data Schedule.

            B. Reports on Form 8-K - On January 20, 1998, the Registrant announced earnings of $1.9 million, or $0.50 per share for the quarter ended December 31, 1997 and approval of the regular quarterly dividend of $0.20 per share.


Pursuant the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       FFY Financial Corp.


Date:  May 15, 1998                    By:  /s/ Jeffrey L. Francis
                                            -------------------------------
                                            Jeffrey L. Francis
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)


Date:  May 15, 1998                    By:  /s/ Therese Ann Liutkus
                                            -------------------------------
                                            Therese Ann Liutkus
                                       Treasurer and Chief Financial Officer
                                       (Principal Financial and Accounting
                                       Officer)