Form 10-K
period 1998-06-30
FFY FINANCIAL CORP
filed 1998-09-25
CIK 898757

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                  FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1998

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number 0-21638

                          FFY FINANCIAL CORPORATION
           ------------------------------------------------------
           (Exact Name of Registrant as Specified in its Charter)

              Delaware                               34-1735753
              --------                               ----------
   (State or Other Jurisdiction of                  (IRS Employer
   Incorporation or Organization)              Identification Number)

               724 Boardman-Poland Rd., Youngstown, Ohio 44512
            -----------------------------------------------------
            (Address and Zip Code of Principal Executive Offices)

     Registrant's telephone number, including area code: (330) 726-3396
                                                         --------------

                            ---------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of August 31, 1998, the Registrant had 3,953,935 shares of Common Stock issued and outstanding.

The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the bid and asked price of such stock as of August 31, 1998 was $93.0 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.)

                     DOCUMENTS INCORPORATED BY REFERENCE

Parts II and IV of Form 10-K - Annual Report to Stockholders for the fiscal year ended June 30, 1998.
Part III of Form 10-K - Proxy Statement for Annual Meeting of Stockholders to be held in 1998.

                                   PART I

Item 1.  Business

General. FFY Financial Corp. (FFYF or Holding Company), is a Delaware corporation formed in 1993 at the direction of First Federal Savings Bank of Youngstown (First Federal or Bank). The Holding Company owns all of the common stock of First Federal which operates 10 full service banking facilities and 2 limited banking facilities in Mahoning and Trumbull Counties, Ohio. At June 30, 1998, the Holding Company had total consolidated assets of $651.7 million.

The business of the Holding Company currently consists primarily of the business of First Federal. The holding company structure, however, provides FFYF with greater flexibility than the Bank has to diversify its business activities, through existing or newly formed subsidiaries, or through acquisitions or mergers of both mutual and stock thrift institutions as well as other companies. In August 1997, FFY Holdings, Inc. was formed, as a wholly-owned subsidiary of FFYF, for the purpose of investing in entities that offer expanded financial services to customers. In September 1997 and April 1998, the Holding Company announced real estate and insurance affiliations through investments of FFY Holdings, Inc. Currently, there are no arrangements, understandings or agreements regarding any acquisitions or mergers, however, the Holding Company is in a position, subject to regulatory restrictions, to take advantage of any favorable acquisition or merger opportunity that may arise. First Federal provides a variety of banking services to its customers other than its primary business activities of making loans and accepting deposits.

Market Area. First Federal conducts operations through its main office in Youngstown, Ohio, which is located approximately 75 miles northwest of Pittsburgh, PA and 75 miles southeast of Cleveland, OH, and through its 11 other banking offices in Ohio. Nine of First Federal's office locations, including the main office, are in Mahoning County and three office locations are in Trumbull County. The Youngstown-Warren area (Mahoning and Trumbull Counties) makes up the 7th largest metropolitan statistical area in the State of Ohio. First Federal also has customers in Columbiana County although there are no office locations in such county. According to the latest census information, approximately 606,000 people live in the tri-county area, of which approximately 266,000 are residents in Mahoning County, which is considered First Federal's primary market area. Mahoning County was once a leading steel producing area, however this industry experienced significant declines in the total number of persons employed over the past several years. Major industries in Mahoning County include light manufacturing, transportation, health care, as well as retail and wholesale trade and services. Major industries in Trumbull County and Columbiana County include manufacturing, trade and services. Major employers in Mahoning County include Western Reserve Care System, St. Elizabeth Health Center, U.S. Postal Service, Youngstown City Schools and Youngstown State University. The largest employers in the tri-county area include General Motors Corporation in Lordstown, Ohio and Delphi Packard Electric Systems (a division of General Motors Corporation) in Warren, Ohio, both located in Trumbull County. The Company's business and operating results could be significantly affected by changes in general economic conditions, as well as changes in population levels, unemployment rates, strikes and layoffs.


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


Lending Activities

General.  The Bank emphasizes the origination of adjustable-rate mortgage
(ARM) loans and 15 year fixed-rate mortgage loans secured by one-to-four family residences for its own portfolio. The Bank also offers 15 and 30 year fixed-rate loans which, if they qualify, are sold on the secondary market to Federal National Mortgage Corporation (FNMA). As of June 30, 1998, the Bank did not sell loans to any other secondary market investors. The Bank also emphasizes the origination of consumer loans with higher yields and shorter durations than traditional mortgage loans. To a lesser extent, commercial and multi-family loans with higher yields than traditional one-to-four family loans are offered by the Bank.

All loans that are $350,000 or less must be approved by either the Vice President in charge of lending or a committee comprised of officers of the Bank. Loans greater than $350,000 must be approved by the Executive Committee of the Board of Directors and loans greater than $650,000 must be approved by the Board of Directors. All loans, once approved, are reviewed by the Board of Directors.

The Bank's loans-to-one-borrower limit is generally 15% of unimpaired capital and surplus. At June 30, 1998, the maximum amount which the Bank could have lent under this limit to any one borrower and the borrower's related entities was approximately $8.4 million. At June 30, 1998, the Bank had no loans or groups of loans to related borrowers with outstanding balances in excess of this amount. The largest lending relationship at June 30, 1998 totaled $6.3 million which is secured by office buildings located in Ohio. There are 17 other large lending relationships ranging from $1.1 million to $3.4 million for an aggregate total of $33.3 million. At June 30, 1998, all such loans were performing in accordance with their terms.

Loan Portfolio Composition. The following table sets forth information concerning the composition of the Bank's loan portfolio in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowances for losses) as of the dates indicated.


                                                                               June 30,
                                     ---------------------------------------------------------------------------------------------
                                           1998               1997               1996               1995               1994
                                     ------------------------------------   ----------------   ----------------   ----------------
                                      Amount   Percent   Amount   Percent   Amount   Percent   Amount   Percent   Amount   Percent
                                      ------   -------   ------   -------   ------   -------   ------   -------   ------   -------
                                                                        (Dollars in Thousands)

Real Estate Loans:
  One-to-four family                 $354,202   71.65%  $349,053   73.59%  $334,307   73.64%  $308,774   74.45%  $293,540   75.58%
  Multi-family                         15,659    3.17%    16,294    3.44%    15,934    3.51%    15,157    3.65%    12,186    3.14%
  Commercial                           28,606    5.79%    30,997    6.53%    29,024    6.39%    28,304    6.82%    25,826    6.65%
  Construction and development         23,999    4.85%    23,179    4.88%    22,636    4.99%    20,491    4.94%    21,126    5.44%
                                     --------------------------------------------------------------------------------------------
      Total real estate loans         422,466   85.46%   419,523   88.44%   401,901   88.53%   372,726   89.86%   352,678   90.81%
                                     --------------------------------------------------------------------------------------------

Consumer Loans:
  Deposit account                       1,341    0.27%     1,240    0.26%     1,115    0.25%     1,090    0.26%     1,098    0.28%
  Automobile                           12,161    2.46%    16,349    3.45%    17,245    3.80%     8,380    2.02%     7,287    1.88%
  Home equity                          37,912    7.67%    33,269    7.01%    29,783    6.56%    29,711    7.17%    25,055    6.45%
  90-day notes                         17,677    3.58%     1,323    0.28%     1,441    0.32%       907    0.22%       713    0.18%
  Other                                 2,791    0.56%     2,646    0.56%     2,479    0.54%     1,949    0.47%     1,535    0.40%
                                     --------------------------------------------------------------------------------------------
      Total consumer loans             71,882   14.54%    54,827   11.56%    52,063   11.47%    42,037   10.14%    35,688    9.19%
                                     --------------------------------------------------------------------------------------------

      Total loans                     494,348  100.00%   474,350  100.00%   453,964  100.00%   414,763  100.00%   388,366  100.00%
                                               ======             ======             ======             ======             ======

Less:
  Loans in process                     (6,557)            (7,861)            (8,830)            (6,346)            (8,136)
  Deferred fees and discount           (2,588)            (2,815)            (2,905)            (3,594)            (3,987)
  Allowance for losses                 (2,740)            (2,962)            (3,439)            (3,159)            (2,801)
                                     --------           --------           --------           --------           --------
      Total loans receivable, net    $482,463           $460,712           $438,790           $401,664           $373,442
                                     ========           ========           ========           ========           ========


The following table shows the composition of the Bank's loan portfolio by fixed and adjustable rates at the dates indicated.


                                                                               June 30,
                                     ---------------------------------------------------------------------------------------------
                                           1998               1997               1996               1995               1994
                                     -----------------  -----------------  -----------------  -----------------  -----------------
                                      Amount   Percent   Amount   Percent   Amount   Percent   Amount   Percent   Amount   Percent
                                      ------   -------   ------   -------   ------   -------   ------   -------   ------   -------
                                                                        (Dollars in Thousands)

Fixed-Rate Loans:
  Real estate:
    One-to-four family(1)            $217,075   43.91%  $260,128   54.84%  $268,816   59.21%  $246,036   59.32%  $232,521   59.87%
    Multi-family                        3,965    0.80%     3,969    0.84%     3,624    0.79%     5,256    1.27%     4,700    1.21%
    Commercial                         24,533    4.96%    24,498    5.16%    23,784    5.24%    23,818    5.74%    21,243    5.47%
    Construction and development       21,087    4.27%    23,179    4.88%    22,636    4.99%    20,461    4.93%    21,126    5.44%
                                     --------------------------------------------------------------------------------------------
      Total fixed-rate real estate
       loans                          266,660   53.94%   311,774   65.72%   318,860   70.23%   295,571   71.26%   279,590   71.99%
  Consumer - fixed-rate                67,243   13.60%    52,013   10.97%    50,081   11.03%    40,870    9.85%    35,415    9.12%
                                     --------------------------------------------------------------------------------------------
      Total fixed-rate loans          333,903   67.54%   363,787   76.69%   368,941   81.26%   336,441   81.11%   315,005   81.11%

Adjustable-Rate Loans:
  Real estate:
    One-to-four family(1)             137,127   27.74%    88,925   18.75%    65,491   14.43%    62,738   15.13%    61,019   15.71%
    Multi-family                       11,694    2.37%    12,325    2.60%    12,310    2.71%     9,901    2.39%     7,486    1.93%
    Commercial                          4,073    0.82%     6,499    1.37%     5,240    1.16%     4,486    1.08%     4,583    1.18%
    Construction and development        2,912    0.59%         -       -          -       -         30    0.01%         -       -
                                     --------------------------------------------------------------------------------------------
      Total adjustable-rate real
       estate loans                   155,806   31.52%   107,749   22.72%    83,041   18.30%    77,155   18.61%    73,088   18.82%
  Consumer - adjustable-rate            4,639    0.94%     2,814    0.59%     1,982    0.44%     1,167    0.28%       273    0.07%
                                     --------------------------------------------------------------------------------------------
      Total adjustable-rate loans     160,445   32.46%   110,563   23.31%    85,023   18.74%    78,322   18.89%    73,361   18.89%
                                     --------------------------------------------------------------------------------------------
      Total loans                     494,348  100.00%   474,350  100.00%   453,964  100.00%   414,763  100.00%   388,366  100.00%
                                               ======             ======             ======             ======             ======

Less:
  Loans in process                     (6,557)            (7,861)            (8,830)            (6,346)            (8,136)
  Deferred fees and discounts          (2,588)            (2,815)            (2,905)            (3,594)            (3,987)
  Allowance for losses                 (2,740)            (2,962)            (3,439)            (3,159)            (2,801)
                                     --------           --------           --------           --------           --------
      Total loans receivable, net    $482,463           $460,712           $438,790           $401,664           $373,442
                                     ========           ========           ========           ========           ========

--------------------
<F1>  One-to-four family 7/1-year ARMs were classified as fixed-rate loans for
      1997 and 1996 and were reclassified to adjustable-rate loans for this presentation.


The following schedule illustrates the interest rate sensitivity of the Bank's loan portfolio at June 30, 1998. Loans which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract matures. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.


                                                   Real Estate
                    -------------------------------------------------------------------------
                                                                            Construction and
                    One-to-four family    Multi-family       Commercial        Development        Consumer            Total
                    ------------------  ----------------- ----------------- ----------------- ----------------- ------------------
                              Weighted           Weighted          Weighted          Weighted          Weighted           Weighted
                              Average            Average           Average           Average           Average            Average
                     Amount     Rate    Amount     Rate   Amount     Rate   Amount     Rate   Amount     Rate    Amount     Rate
                     ------   --------  ------   -------- ------   -------- ------   -------- ------   --------  ------   --------
                                                                (Dollars in Thousands)

    Due During
  Periods Ending
     June 30,
  --------------

1999(1)             $    427   6.66%    $     -      -    $   110   8.30%   $ 6,043   9.43%   $20,123   9.48%   $ 26,703   9.42%

2000 to 2003          12,513   8.64%      1,651   9.00%     3,554   8.50%    12,372   9.08%    26,959   9.56%     57,049   9.17%

2004 and following   341,262   7.74%     14,008   8.92%    24,942   9.14%     5,584   7.92%    24,800   9.57%    410,596   7.98%
                    --------            -------           -------           -------           -------           --------
                    $354,202            $15,659           $28,606           $23,999           $71,882           $494,348
                    ========            =======           =======           =======           =======           ========

--------------------
<F1>  Includes overdraft loans.


The total amount of loans due after June 30, 1999 which have predetermined interest rates is $339.8 million, while the total amount of loans due after such dates which have floating or adjustable interest rates is $127.8 million.


One-to-Four Family Residential Real Estate Lending

The cornerstone of the Bank's lending program has been the origination of permanent loans, to be held in its portfolio, secured by mortgages on owner-occupied, one-to-four family residences. The Bank has generally limited its real estate loan originations to properties within its market area. As of June 30, 1998, all one-to-four family residential loans were located in the Bank's market area. The Bank originates both fixed and ARM loans with terms up to 30 years with its focus primarily on ARM originations as part of its asset/liability management. Fixed-rate originations are generally affected by market rates, customer preference and competition. In the current low interest rate environment, borrowers typically prefer fixed-rate loans over ARM loans, however, the Bank has been successful in originating 7/1-year ARMs which are fixed for seven years and convert to a one-year ARM in the eighth year. At June 30, 1998, $52.0 million, or 10.5% of the Bank's gross loan portfolio consisted of 7/1-year ARMs compared to $15.1 million, or 3.2% at June 30, 1997. A significant portion of the Bank's other ARM products are subject to interest adjustments at three-year intervals. The Bank's ARM products generally carry interest rates which are reset to a stated margin over an independent index. Increases and decreases in the interest rate of the Bank's ARMs are generally limited to 2% at any adjustment date and 5% over the life of the loan. The Bank's ARMs are not convertible into fixed-rate loans, are not assumable, do not contain prepayment penalties and do not produce negative amortization.

The Bank evaluates both the borrower's ability to make principal and interest payments and the value of the property that will secure the loan. In the past, First Federal generally did not verify a borrower's employment history or the source of the down payment enabling the Bank to close a loan significantly faster than its competitors. However, in order to comply with standard secondary market underwriting requirements, First Federal established procedures to verify employment history and down payment sources since the Bank sells certain qualifying loans to FNMA. Underwriting standards required by FNMA and other secondary market investors are also followed for new loan originations that the Bank retains in its portfolio. The compliance with secondary market underwriting standards did not significantly affect the timing of closing loans.

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


Multi-Family and Commercial Real Estate Lending

First Federal originates permanent loans secured by multi-family and commercial real estate in order to enhance the yield on its assets. The permanent multi-family and commercial real estate loan portfolio includes loans secured by strip shopping centers, apartments, small office buildings, warehouses, churches and other business properties, approximately 88% of which are located within the Bank's market area.

Permanent multi-family and commercial real estate loans have a maximum term of 30 years, with most having terms ranging from 10 to 15 years. Rates on permanent loans are predominantly fixed, based on competitive factors. To a lesser extent, the Bank originates adjustable rate loans which generally carry interest rates which are reset to a stated margin over an independent index. Multi-family loans and commercial real estate loans are generally written in amounts of up to 75% of the appraised value of the property, and borrowers are generally personally liable for all or part of the indebtedness. However, none of the loans comprising the Bank's second largest lending relationship of $3.4 million are subject to any personal guarantees, but are performing according to their terms.

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

At June 30, 1998, the Bank had one multi-family or commercial real estate loan with a net book value in excess of $2.0 million, and six other multi-family or commercial real estate loans, each with a net book value in excess of $1.0 million but less than $2.0 million. All of these loans were current at that date. However, one of these commercial real estate loans, totaling approximately $1.2 million at June 30, 1998, is secured by a strip shopping center where the anchor tenant has no established sales history. This loan has been classified substandard as of June 30, 1998. See "- Asset Quality - Troubled Debt Restructurings," "- Other Loans of Concern," "- Classified Assets" and "- Allowance for Loan Losses."

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


Construction and Development Lending

The Bank makes loans to individuals for the construction of their residences, as well as to builders and developers for the construction of one-to-four family residences and commercial real estate and the development of one-to-four family lots in Ohio. At June 30, 1998, all of these loans were secured by property located within the Bank's market area.

Construction loans to individuals for their residences are structured to be converted to permanent loans at the end of the construction phase, which typically runs six months. These construction loans have rates and terms which match any one-to-four family loans then offered by the Bank, except that during the construction phase, the borrower pays interest only and the maximum loan-to-value ratio is 90%. On construction loans exceeding an 85% loan-to-value ratio, First Federal generally requires private mortgage insurance, thus reducing the Bank's exposure. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential loans. At June 30, 1998, the Bank had $10.1 million of construction loans to borrowers intending to live in the properties upon completion of construction.

Construction loans to builders of one-to-four family residences require the payment of interest only for up to 12 months and have terms of up to 12 months. These loans may provide for the payment of interest and loan fees from loan proceeds and carry fixed rates of interest. Loan fees charged in connection with the origination of such loans range from 1% of the loan amount to a maximum of $2,000. At June 30, 1998, the Bank had $5.3 million of construction loans to builders of one-to-four family residences.

The Bank also makes loans to builders for the purpose of developing one-to-four family homesites. These loans typically have terms of from one to three years and carry fixed interest rates. The maximum loan-to-value ratio is 75% for such loans. Loan fees charged in connection with the origination of such loans generally range from 1% to 2% of the loan amount. These loans may provide for the payment of interest and loan fees from loan proceeds. The principal in these loans is typically paid down as homesites are sold. At June 30, 1998, the Bank had $7.4 million of development loans to builders.

Construction loans on commercial real estate projects may be secured by strip shopping centers, apartments, small office buildings, churches or other property and are structured to be converted to permanent loans at the end of the construction phase, which generally runs up to 12 months. These construction loans have rates and terms which match any permanent multi-family or commercial real estate loan then offered by the Bank, except that during the construction phase, the borrower pays interest only. These loans generally provide for the payment of interest and loan fees from loan proceeds. At June 30, 1998, the Bank had $1.2 million of commercial real estate construction loans.

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

At June 30, 1998, there were no construction and development loans in an amount greater than $1.0 million.


Consumer Lending

The Bank originates various types of consumer loans including, but not limited to, home equity and automobile loans. Since 1990, First Federal has placed increasing emphasis on consumer loans, particularly home equity loans, because of their attractive yields and shorter terms to maturity.

The Bank's home equity loans are written so that the total commitment amount, when combined with the balance of the first mortgage lien, may not exceed 100% of the appraised value of the property where the Bank holds the first lien and 80% if the first mortgage is held by a third party. At June 30, 1998, the Bank held a first lien on approximately 94% of the properties securing home equity loans from the Bank. Closed-end home equity loans are written with terms of up to ten years and carry fixed rates of interest. Open-end home equity lines of credit are written for a draw period of 10 years at a variable interest rate of 1% above the prime rate adjusted monthly. After the draw period, the lines of credit convert into fixed rate, closed-end loans with terms of up to 10 years, or the lines of credit can be renewed. The Bank's home equity loan portfolio grew from $29.8 million, or 57% of gross consumer loans at June 30, 1996 to $37.9 million, or 53% of gross consumer loans at June 30, 1998. Without the effect of the increase in short-term consumer loans mentioned below, home equity loans would account for approximately 68% of gross consumer loans at June 30, 1998.

During fiscal year 1996, the Bank began originating automobile loans through dealerships (indirect auto lending) in an effort to gain a portion of this market. However, this program was discontinued after approximately 14 months of operation due to the performance of the portfolio. At September 30, 1996, this portfolio had 1,001 loans totaling $12.3 million and has subsequently dropped to 857 loans totaling $8.9 million at June 30, 1997 and 644 loans totaling $5.5 million at June 30, 1998. The decline over the past two years was due to both write-offs and principal receipts. Management has identified potential problem loans that remain in this portfolio and believes there are adequate reserves at June 30, 1998. Indirect auto loans tend to be of greater risk than direct auto loans due to the fact that institutions such as the Bank work with dealers rather than directly with the customers.

During June 1998, the Bank lent $15.9 million in short-term loans (90-day notes) to customers to fund their stock subscriptions for a local financial institution's initial public offering. At August 31, 1998, $2.6 million of these loans remained outstanding. There is no prepayment penalty on 90-day notes.

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


Sale of Mortgage Loans

During the current year, the Bank began selling one-to-four family fixed-rate mortgage loans to FNMA. The Bank originated and sold $5.0 million of fixed-rate 15- and 30-year loans during fiscal year 1998 and recorded a gain of $134,000 for the sale of such loans. The Bank retains servicing on such loans sold to FNMA, typically receiving a servicing fee of 25 basis points.


Loan Origination and Repayment Activities

The following table sets forth the Bank's originations, sales and repayments of loans for the periods indicated.


                                                            Year ended June 30,
                                                      -------------------------------
                                                        1998        1997       1996
                                                        ----        ----       ----
                                                          (Dollars in Thousands)

Originations by type:
---------------------
  Adjustable rate:
    Real estate      - one-to-four family(1)          $  45,473     31,668     14,113
                     - multi-family                         586        943      1,922
                     - commercial                         3,413        995        654
                     - construction or development        2,250        197        451
    Non-real estate  - consumer                           4,844      2,395      2,320
                                                      -------------------------------
      Total adjustable rate                              56,566     36,198     19,460
                                                      -------------------------------

  Fixed rate:
    Real estate      - one-to-four family(1)              8,834     19,045     45,735
                     - multi-family                         658        314        677
                     - commercial                         1,069      2,248      2,136
                     - construction or development       27,997     29,045     27,413
    Non-real estate  - consumer                          48,728     32,013     34,790
                                                      -------------------------------
      Total fixed rate                                   87,286     82,665    110,751
                                                      -------------------------------
      Total loans originated                            143,852    118,863    130,211

  Principal repayments                                 (105,621)   (97,840)   (91,206)
  Loan sales                                             (4,988)         -          -
  Increase (decrease) in other items, net                  (795)      (638)       196
                                                      -------------------------------
      Net increase                                    $  32,448     20,385     39,201
                                                      ===============================

--------------------
<F1>  One-to-four family 7/1-year ARM originations were reclassified from fixed to adjustable rate originations for 1997 and 1996.


Asset Quality

When a borrower fails to make a required payment on a loan, the Bank attempts to cure the delinquency by contacting the borrower. In the case of residential loans, a late notice is generated between 15 and 30 days past the due date and collection action is commenced. Written and verbal contacts are attempted from this point until the account is brought to a current status. If the delinquency continues, a default letter is generally sent between 60 and 90 days and if the status does not improve, the Bank will begin foreclosure action between 90 and 120 days past due.

Delinquent consumer loans, including home equity loans, are handled in a similar manner except that late notices are generated between 10 and 15 days past due and collection action is commenced at that point. If the delinquency continues and no arrangements are made with the borrower, the Bank will take appropriate action to protect its interest generally by 60 days past due. This may include repossession, foreclosure or law suit, if necessary. If repossession of a vehicle occurs, the borrower has the opportunity to redeem the vehicle prior to sale at public auction by contacting the Bank any paying charges and delinquencies associated with the repossession. The Bank's repossession guidelines comply with the requirements under the Ohio Revised Code.

The Bank has not experienced significant delinquencies with multi-family, commercial real estate or commercial real estate construction loans.

Delinquent Loans. The following table sets forth information concerning delinquent loans at June 30, 1998, in dollar amounts and as a percentage of each category of the Bank's loan portfolio. The amounts presented represent the total remaining principal balances of the related loans, rather than the actual payment amounts which are overdue.


                                          Loans Delinquent For:
                       ------------------------------------------------------------       Total Loans Delinquent
                                60-89 Days                   90 Days and Over                60 Days and Over
                       ----------------------------    ----------------------------    ----------------------------
                                           Percent                         Percent                         Percent
                                           of Loan                         of Loan                         of Loan
                       Number    Amount    Category    Number    Amount    Category    Number    Amount    Category
                       ------    ------    --------    ------    ------    --------    ------    ------    --------
                                                          (Dollars in Thousands)

Real Estate:
  One-to-four family     28      $1,473     0.42%        54      $2,280     0.64%        82      $3,753     1.06%

  Construction or
   development            1         137     0.57%         -           -        -          1         137     0.57%

  Consumer               30         188     0.26%        68         582     0.81%        98         770     1.07%
                         --------------                 ---------------                 ---------------
      Total              59      $1,798     0.36%       122      $2,862     0.58%       181      $4,660     0.94%
                         ==============                 ===============                 ===============


Non-Performing Assets. The table below sets forth the amounts and categories of non-performing assets in the Bank's loan portfolio. The Bank's current approach requires that loans be reviewed periodically and any loan where collectibility of principal is doubtful is placed on non-accrual status. Loans are also placed on non-accrual status generally when a loan is more than 90 days delinquent. Payments received on non-accruing loans are recorded as interest income, or are applied to the principal balance, depending on an assessment of the collectibility of the principal of the loan. Loans remain on non-accrual status until generally less than 4 payments delinquent. Troubled debt restructurings are instances where, due to the debtor's financial difficulties, modifications are made in the original terms of the loans (e.g., principal or interest may be forgiven, the term of the loan may be extended or the interest rate may be reduced below market rates). Loans remain as troubled debt restructurings until they are current for 12 consecutive months and the modifications originally given are not inconsistent with terms currently provided. Foreclosed assets include assets acquired in settlement of loans. The amounts shown do not reflect reserves set up against such assets. See "- Allowance for Loan Losses."


                                                                  June 30,
                                               ----------------------------------------------
                                                1998      1997      1996      1995      1994
                                                ----      ----      ----      ----      ----
                                                           (Dollars in Thousands)

Non-accruing loans:
  One-to-four family                           $2,168     2,359     3,617     3,405     3,463
  Multi-family                                      -         -         -         -         4
  Commercial real estate                            -       110         -        67         -
  Construction or development                       -         4        71         -         -
  Consumer                                        566       782       409       420       404
                                               ----------------------------------------------

      Total                                     2,734     3,255     4,097     3,892     3,871
                                               ----------------------------------------------

Troubled debt restructurings:
  One-to-four family                              575       685       506       405       879
  Consumer                                         15        53        70        55       144
                                               ----------------------------------------------

      Total                                       590       738       576       460     1,023
                                               ----------------------------------------------

      Total non-performing loans                3,324     3,993     4,673     4,352     4,894
                                               ----------------------------------------------

Foreclosed assets:
  One-to-four family                                -         -         -         -        36
                                               ----------------------------------------------

Total non-performing assets                    $3,324     3,993     4,673     4,352     4,930
                                               ==============================================

Total non-performing assets as a percentage
 of total assets                                0.51%     0.67%     0.81%     0.75%     0.84%
                                               ==============================================

Total non-performing loans as a percentage
 of total loans receivable, net                 0.69%     0.87%     1.06%     1.08%     1.32%
                                               ==============================================

Allowance for loan losses as a percentage
 of non-performing assets                      82.43%    74.18%    73.59%    72.59%    56.82%
                                               ==============================================


For the year ended June 30, 1998, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $262,000. The amount that was included in interest income on such loans was $194,000 for the year ended June 30, 1998.

For the year ended June 30, 1998, gross interest income which would have been recorded had the troubled debt restructurings been current in accordance with their original terms amounted to $42,000. The amount that was included in interest income on such loans was $50,000 for the year ended June 30, 1998.

Troubled Debt Restructurings and Other Loans of Concern. As of June 30, 1998, the Bank had $590,000 in net book value of troubled debt restructurings, approximately 97% of which were mortgage loans secured by one-to-four family residences. The largest outstanding balance of mortgage loans categorized as troubled debt restructuring was approximately $83,000 at June 30, 1998.

Willard, Ohio - Strip Shopping Center. In 1987, the Bank originated a $1.6 million construction/permanent loan on a strip shopping center in Willard, Ohio. The loan had a 9.75% interest rate, a term of 15 years and was to be amortized over 20 years. In July 1992, the shopping center's sole tenant vacated the premises after filing for bankruptcy and a new tenant, without any established operating history, moved in. The new tenant negotiated lease terms at rates lower than the original tenant, thereby reducing the revenue to the borrower. As a result, the loan was modified to reduce the interest rate to 7% until 1997; 7.63% until 2002; and 8% until maturity in 2007. The loan was current under the modified loan terms as of June 30, 1998. The Bank's net book value for the loan at June 30, 1998 was approximately $1.2 million. This loan was removed from troubled debt restructurings at June 30, 1994 due to the payment history of the borrower and the reduction in general market interest rates to the point where the restructured terms no longer represented concessions. The Bank's management reviews the tenant's operating statement annually and has classified this loan as substandard at June 30, 1998 based on their review.

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

In connection with the filing of its periodic reports with the OTS and in accordance with its classification of assets policy, the Bank regularly reviews the problem loans in its portfolio to determine whether any loans require classification in accordance with applicable regulations. Classified assets at June 30, 1998 consisted of 146 loans totaling $5.0 million, or 0.8% of total assets compared to 231 loans totaling $6.8 million, or 1.1% of total assets at June 30, 1997. The decline in classified assets over the past year was primarily in indirect auto loans (see "Consumer Lending" above). The largest classified asset was $1.2 million at June 30, 1998 and is discussed above under "Troubled Debt Restructurings and Other Loans of Concern".

Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in its loan portfolio and changes in the nature and volume of its loan activity. Such evaluation, which includes a review of all loans of which full collectibility may not be reasonably assured, considers among other matters, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate loan loss allowance. Although management believes it uses the best information available to make such determinations, future adjustments to reserves may be necessary, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making the initial determinations. At June 30, 1998, the Bank had an allowance for loan losses of $2.7 million, which was equal to 54.4% of classified assets and 82.4% of non-performing assets. See Notes 1(f) and 3 of the Notes to Consolidated Financial Statements in the Annual Report to Stockholders, included as
Exhibit 13 herein.

The following table sets forth an analysis of the Bank's allowance for loan losses at the dates indicated.



                                                     Year Ended June 30,
                                        ----------------------------------------------
                                         1998      1997      1996      1995      1994
                                         ----      ----      ----      ----      ----
                                                    (Dollars in Thousands)

Balance at beginning of period          $2,962     3,439     3,159     2,801     2,437
Charge-offs:
  One-to-four family                       (97)      (40)      (18)      (43)      (40)
  Multi-family                               -         -        (1)       (1)        -
  Consumer                                (743)   (1,159)      (58)      (16)      (13)
                                        ----------------------------------------------
                                          (840)   (1,199)      (77)      (60)      (53)
                                        ----------------------------------------------

Recoveries:
  One-to-four family                         3         1        18        12         6
  Construction or development                -         -         2         -         -
  Commercial real estate                     -         -         2         -         -
  Consumer                                  50        33        10         3         2
                                        ----------------------------------------------
                                            53        34        32        15         8
                                        ----------------------------------------------
Net charge-offs                           (787)   (1,165)      (45)      (45)      (45)
Additions charged to operations            565       688       325       403       409
                                        ----------------------------------------------
Balance at end of period                $2,740     2,962     3,439     3,159     2,801
                                        ==============================================

Ratio of net charge-offs during the
 period to average loans outstanding
 during the period                       0.17%     0.26%     0.01%     0.01%     0.01%
                                        ==============================================

Ratio of net charge-offs during
 the period to average
 non-performing assets                  20.74%    24.22%     0.94%     1.04%     0.65%
                                        ==============================================


When the Bank repossesses mortgaged property it is thereafter classified as real estate owned. Any gains or losses (realized or reserved for) thereafter are treated as real estate owned activity, not mortgage loan activity. At June 30, 1998, the Bank had no real estate owned.

The distribution of the Bank's allowance for loan losses at the dates indicated is summarized as follows:


                                                                           June 30,
                               -------------------------------------------------------------------------------------------------
                                     1998                1997                1996                1995                1994
                               -----------------   -----------------   -----------------   -----------------   -----------------
                                        Percent             Percent             Percent             Percent             Percent
                                        of Loans            of Loans            of Loans            of Loans            of Loans
                                        in Each             in Each             in Each             in Each             in Each
                                        Category            Category            Category            Category            Category
                                        to Total            to Total            to Total            to Total            to Total
                               Amount    Loans     Amount    Loans     Amount    Loans     Amount    Loans     Amount    Loans
                               ------   --------   ------   --------   ------   --------   ------   --------   ------   --------
                                                                    (Dollars in Thousands)

One-to-four family             $  923    71.65%    $1,283    73.59%    $1,547    73.64%    $1,093    74.45%    $  781    75.58%
Multi-family                       19     3.17%        28     3.44%        88     3.51%        53     3.65%         1     3.14%
Commercial real estate            351     5.79%       444     6.53%       773     6.39%     1,704     6.82%     1,459     6.65%
Construction or development        15     4.85%        45     4.88%       125     4.99%        72     4.94%         -     5.44%
Consumer                        1,201    14.54%       787    11.56%       518    11.47%       237    10.14%       166     9.19%
Unallocated                       231        -        375        -        388        -          -        -        394        -
                               -----------------------------------------------------------------------------------------------
      Total                    $2,740   100.00%    $2,962   100.00%    $3,439   100.00%    $3,159   100.00%    $2,801   100.00%
                               ===============================================================================================


Investment Activities

First Federal's investment policy is designed to provide a required level of liquidity and minimize potential losses due to interest rate fluctuations without incurring undue credit risk. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. The Bank has maintained liquid assets at levels above the minimum requirements imposed by the OTS regulations and above levels believed adequate to meet the requirements of normal operations, including potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management" and "- Liquidity and Cash Flows" in the Annual Report to Stockholders included as Exhibit 13 herein and "Regulation - Liquidity."

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

Generally, the investment policy of the Holding Company and Bank is to invest funds among various categories of investments and maturities based on asset/liability management policies, concern for the highest investment quality, liquidity needs and performance objectives. It is the Holding Company's and Bank's general policy to purchase securities which are U.S. Government securities, federal agency obligations, including mortgage-backed securities, and state, county and municipal bonds.

Mortgage-backed securities represent a participation interest in a pool of single-family or multi-family mortgages, the principal and interest payments on which are passed from the mortgage originators through intermediaries (generally U.S. Government agencies and government sponsored enterprises) that pool and repackage the participation interest in the form of securities to investors such as the Bank. The underlying pool of mortgages can be composed of either fixed-rate or ARM loans. As a result, the interest rate risk characteristics of the underlying pool of mortgages, as well as prepayment risk, are passed on to the certificate holder. Mortgage-backed securities generally yield less than the loans that underlie such securities due to the cost of payment guarantees or credit enhancements that reduce credit risk to holders. Mortgage-backed securities are also more liquid than individual mortgage loans and may be used to collateralize obligations of the Bank. While mortgage-backed securities carry a reduced credit risk as compared to whole loans, such securities remain subject to the risk that a fluctuating interest rate environment, along with other factors such as the geographic distribution of the underlying mortgage loans, may alter the prepayment rate of such mortgage loans and thereby affect both the prepayment speed, and value, of such securities. All of the Bank's mortgage-backed securities are available for sale and consist of securities issued or guaranteed by the FNMA, Federal Home Loan Mortgage Corporation (FHLMC) and Government National Mortgage Association (GNMA). At June 30, 1998, $81.4 million, or 58% of the securities portfolio consisted of mortgage-backed securities.

The Holding Company and Bank have invested a percentage of their securities portfolio in Federal agency obligations in an attempt to obtain the highest yield possible while maintaining the flexibility and low credit risk connected with such investments. Since 1990, the Federal Home Loan Banks (FHLBs), FNMA and FHLMC have offered callable bonds, issued at a yield premium over U.S. Treasury obligations of a comparable final maturity. The call risk is considered acceptable to the Bank because it provides a higher yield. The call option would typically be exercised during a declining interest rate environment, during which time the Bank's cost of funds would also be declining. At June 30, 1998, $35.0 million, or 24% of the securities portfolio consisted of Federal agency obligations.


The following table sets forth the composition of the consolidated debt, equity and other securities, and FHLB stock portfolios at June 30, 1998, 1997 and 1996.


                                                                                       June 30,
                                                           -----------------------------------------------------------------
                                                                  1998                   1997                   1996
                                                           -------------------    -------------------    -------------------
                                                             Book       % of        Book       % of        Book       % of
                                                            Value       Total      Value       Total      Value       Total
                                                           -------------------    -------------------    -------------------
                                                                                (Dollars in Thousands)

Debt securities:
  U.S. government securities                               $      -         -     $  2,005      1.73%    $ 37,011     32.20%
  Federal agency obligations(1)                              35,049     24.33%      24,975     21.54%      53,003     46.12%
  Mortgage-backed securities                                 81,580     56.63%      75,718     65.29%      16,398     14.27%
  State, county and municipal bonds                          20,778     14.42%       7,416      6.40%       4,263      3.71%
Equity securities                                               637      0.44%         753      0.65%         478      0.42%
Other securities                                              1,517      1.05%       1,000      0.86%           -         -
FHLB stock                                                    4,512      3.13%       4,095      3.53%       3,774      3.28%
                                                           ----------------------------------------------------------------
      Total securities and FHLB stock                      $144,073    100.00%    $115,962    100.00%    $114,927    100.00%
                                                           ================================================================

Average remaining life of debt securities excluding
 equity and other securities and FHLB stock                    4.66 years             4.72 years             4.67 years

Other interest-earning assets:
  Interest-bearing deposits with banks                     $  5,713    100.00%    $  6,216     97.49%    $  4,888    100.00%
  Short-term investments                                          -         -          160      2.51%           -         -
                                                           ----------------------------------------------------------------
      Total                                                $  5,713    100.00%    $  6,376    100.00%    $  4,888    100.00%
                                                           ================================================================
Average remaining life or term to repricing of debt
 securities and other interest-earning assets excluding
 equity and other securities and FHLB stock                    4.47 years             4.47 years             4.47 years

--------------------
<F1>  Excluding mortgage-backed securities which include FNMA, FHLMC and
      GNMA pass-through certificates.


The composition and contractual maturities of the consolidated debt and other securities portfolios, excluding equity securities and FHLB of Cincinnati stock, are indicated in the following table.


                                                             June 30, 1998
                                   -----------------------------------------------------------------
                                                Over       Over
                                   One Year   1 thru 5   5 thru 10     Over     Total Debt and Other
                                   or Less     Years       Years     10 Years        Securities
                                   --------   --------   ---------   --------   --------------------
                                     Book       Book       Book        Book       Book      Market
                                    Value      Value       Value      Value       Value     Value
                                   --------   --------   ---------   --------     -----     ------
                                                        (Dollars in Thousands)

Debt securities:
  Federal agency obligations       $ 8,048     27,001          -           -      35,049     35,283

  Mortgage-backed securities         3,572      2,700      9,167      66,141      81,580     81,444

  State, county and municipal
   securities                            -      1,927     15,182       3,669      20,778     21,049

Other                                    -          -          -       1,517       1,517      1,758
                                   ----------------------------------------------------------------
Total debt and other securities    $11,620     31,628     24,349      71,327     138,924    139,534
                                   ================================================================

Weighted average yield(1)            6.18%      6.31%      6.84%       6.08%       6.22%
                                   ====================================================

--------------------
<F1>  Weighted average yield is presented for debt securities only on a fully taxable equivalent basis using the Company's federal statutory tax rate of 34%.


Sources of Funds

General. The Bank's primary sources of funds are deposits, amortization and prepayment of loans, maturities, sales and principal receipts of securities, borrowings, repurchase agreements and operations. The Bank also has access to advances from the Federal Home Loan Bank (FHLB) of Cincinnati. See Note 7 of the Notes to Consolidated Financial Statements in the Annual Report to Stockholders included as Exhibit 13 herein for a detail of advances from the FHLB of Cincinnati.

Deposits. First Federal offers a variety of deposit accounts having a wide range of interest rates and terms. The Bank's deposits consist of passbook and statement savings accounts, NOW accounts (including non-interest bearing checking accounts), money market and certificate accounts. The Bank relies primarily on advertising, competitive pricing policies, promotions and customer service to attract and retain these deposits. Management believes the Bank is competitive in the types of accounts and interest rates it has offered on its deposit products. In November 1997, First Federal introduced a new money market product that offers attractive rates and liquidity to customers. Refer to "Management's Discussion and Analysis of Changes in Financial Condition and Results of Operations - Deposits" in the Annual Report to Stockholders included as Exhibit 13 herein. Management regularly evaluates the internal cost of funds, surveys rates offered by the Bank's competitors, review the Company's cash flow requirements for lending and liquidity and executes rate changes when necessary as part if its asset/liability management, profitability and growth objectives. First Federal generally solicits deposits from its market area.

The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by the Bank for the dates indicated and the rates offered as of June 30, 1998. See Note 5 of the Notes to Consolidated Financial Statements in the Annual Report to Stockholders included as Exhibit 13 herein for weighted average nominal rates.


                                                                 June 30,
                                     ----------------------------------------------------------------
                                            1998                  1997                   1996
                                     -------------------   --------------------   -------------------
                                                Percent                Percent               Percent
                                      Amount    of Total    Amount     of Total    Amount    of Total
                                      ------    --------    ------     --------    ------    --------
                                                          (Dollars in Thousands)

Transaction and Savings Deposits:
---------------------------------
Passbook and statement savings
 accounts 2.50% to 3.00%             $ 93,276    21.01%    $107,575     23.89%    $114,247    25.03%
NOW and non-interest bearing
 accounts  0.00% - 2.50%               34,382     7.74%      31,236      6.94%      28,168     6.17%
Money market
 accounts 0.00% - 4.41%                28,059     6.32%      22,822      5.07%      27,031     5.92%
                                     ---------------------------------------------------------------
Total non-certificates                155,717    35.07%     161,633     35.90%     169,446    37.12%
                                     ---------------------------------------------------------------

Total Certificates:
-------------------
  4.00% - 4.99%                        29,484     6.64%       8,809      1.96%      27,815     6.09%
  5.00% - 5.99%                       141,125    31.78%     146,339     32.50%     134,702    29.50%
  6.00% - 6.99%                       109,895    24.75%     124,649     27.69%      68,145    14.93%
  7.00% - 7.99%                         7,796     1.76%       8,794      1.95%      56,433    12.36%
                                     --------------------------------------------------------------

Total certificates                    288,300    64.93%     288,591     64.10%     287,095    62.88%
                                     --------------------------------------------------------------

Total deposits                       $444,017   100.00%    $450,224    100.00%     456,541   100.00%
                                     ==============================================================


The following table sets forth the savings flows at the Bank during the periods indicated. The net decrease refers to the amount of withdrawals during the period less deposits and interest credited during the period.


                                            Year Ended June 30,
                                      --------------------------------
                                        1998        1997        1996
                                        ----        ----        ----
                                           (Dollars in Thousands)

         Opening balance              $450,224     456,541     461,979
         Net deposits/withdrawals
          and transfers                (27,340)    (28,006)    (27,511)
         Interest credited              21,133      21,689      22,073
                                      --------------------------------

         Ending balance               $444,017     450,224     456,541
                                      ================================

         Net decrease                   (6,207)     (6,317)     (5,438)
                                      ================================

         Percent decrease               -1.38%      -1.38%       -1.18%
                                      =================================

The following table shows rate and maturity information for the Bank's certificates of deposit as of June 30, 1998.


                                  0.00%-      5.00%-     6.00%-     7.00%-               Percent
                                  4.99%       5.99%      6.99%      7.99%      Total     of Total
                                 ----------------------------------------------------------------

                                                      (Dollars in Thousands)
Certificate accounts maturing
in quarter ending:

September 30, 1998               $15,339      33,400      3,741        99      52,579      18.2%
December 31, 1998                  8,374      27,375      1,160         -      36,909      12.8%
March 31, 1999                       458      18,944     24,914       154      44,470      15.4%
June 30, 1999                      1,911      13,844     13,978         -      29,733      10.3%
September 30, 1999                   977      16,187      7,226     1,884      26,274       9.1%
December 31, 1999                    741       5,610      7,458        50      13,859       4.8%
March 31, 2000                     1,105       4,939      8,272     2,310      16,626       5.8%
June 30, 2000                        539       3,246      7,170       115      11,070       3.8%
September 30, 2000                    40       1,817      5,248         -       7,105       2.5%
December 31, 2000                      -       1,929      2,370         -       4,299       1.5%
March 31, 2001                         -       3,167      1,068         -       4,235       1.5%
June 30, 2001                          -       3,643        133         -       3,776       1.3%
September 30, 2001                     -       1,375        300        50       1,725       0.6%
Thereafter                             -       5,649     26,857     3,134      35,640      12.4%
                                 ---------------------------------------------------------------

    Total                        $29,484     141,125    109,895     7,796     288,300     100.0%
                                 ===============================================================

    Percent of total                10.2%       49.0%      38.1%      2.7%      100.0%
                                 =====================================================


The following table indicates the amount of the Bank's certificates of deposit by time remaining until maturity as of June 30, 1998.


                                                                Maturity
                                               ------------------------------------------
                                                            Over      Over
                                               3 Months    3 to 6    6 to 12      Over
                                                or Less    Months    Months     12 months     Total
                                               -----------------------------------------------------
                                               (Dollars in Thousands)

Certificates of deposit less than $100,000     $45,981     25,432    63,503      104,834     239,750

Certificates of deposit greater than
 or equal to $100,000                            6,598     11,477    10,700       19,775      48,550
                                               -----------------------------------------------------

Total certificates of deposit                  $52,579     36,909    74,203      124,609     288,300
                                               =====================================================


Subsidiary and Other Activities

First Federal and FFY Holdings, Inc. are wholly-owned subsidiaries of the Holding Company. First Federal has one subsidiary--Ardent Service Corporation (Ardent), which was formed on July 16, 1997 for the purpose of being a 50% owner of Hedgerows Development, Ltd., a limited liability company formed for the purpose of constructing, marketing and selling residential condominium units. Ardent is a wholly-owned subsidiary of First Federal.


Competition

First Federal's business of originating loans and attracting deposits is highly competitive. First Federal competes actively with other savings and loan associations, national and state banks, commercial banks, credit unions, mortgage bankers and other financial service entities. The primary factors in competing for loans are interest rates, loan fees, timing and quality of service. The primary factors in competing for deposits are interest rates, customer service and convenience of office locations.


Employees

At August 31, 1998, the Bank had a total of 194 employees, including 53 part-time employees. The Bank's employees are not represented by any collective bargaining group. Management considers its employee relations to be good.


Regulation

General. First Federal is a federally chartered savings bank, the deposits of which are federally insured and backed by the full faith and credit of the United States Government. Accordingly, First Federal is subject to broad federal regulation and oversight extending to all of its operations. First Federal is a member of the Federal Home Loan Bank of Cincinnati and is subject to certain limited regulation by the Board of Governors of the Federal Reserve System (Federal Reserve Board). First Federal is a member of the Savings Association Insurance Fund (SAIF) and the deposits of First Federal are insured by the FDIC. As a result, the FDIC has certain regulatory and examination authority over First Federal. Certain of these regulatory requirements and restrictions are discussed below or elsewhere in this document.

The Holding Company, as a savings and loan holding company within the meaning of the Home Owners Loan Act (HOLA), is subject to OTS regulations, examinations, supervision and reporting requirements. As a subsidiary of a savings and loan holding company, the Bank is subject to certain restrictions in its dealings with the Holding Company.

Federal Regulation of Savings Associations. The OTS, as the Bank's primary federal regulator and chartering authority, and the FDIC, as the insurer of its deposits, have extensive authority over the operations of savings associations. As part of this authority, First Federal is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last regular OTS examinations of First Federal were as of March 31, 1997 for safety and soundness and April 30, 1997 for compliance. The last FDIC examination of First Federal was as of June 30, 1990. Under agency scheduling guidelines, it is likely that another examination by the OTS or the FDIC will be initiated in the near future.
All savings associations are subject to a semi-annual assessment, based upon the savings association's total assets, to fund the operations of the OTS. First Federal's OTS assessment for the fiscal year ended June 30, 1998 was $130,000.

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

First Federal's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At June 30, 1998, First Federal's lending limit under this restriction was $8.4 million. First Federal is in compliance with the loans-to-one-borrower limitation.

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

Insurance of Accounts and Regulation by the FDIC. First Federal is a member of the SAIF, which is administered by the FDIC. Deposits are insured up to $100,000 per insured member (as defined by law and regulation) by the FDIC and such insurance is backed by the full faith and credit of the United States Government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings associations, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance of an institution if it determines that the institution has engaged or is engaging in unsafe or unsound practices, or is in an unsafe or unsound condition.

Both the SAIF and the Bank Insurance Fund (BIF), the federal deposit insurance fund that covers the deposits of state and national banks and certain state savings banks, are required by law to attain and maintain a reserve ratio of 1.25% of the insured deposits. The BIF has achieved the required reserve rate, and as a result, the FDIC reduced the average deposit insurance premium paid by BIF-insured banks to a level substantially below the average premium paid by savings institutions. Legislation was enacted September 30, 1996 to eliminate the premium differential between SAIF-insured institutions and BIF-insured institutions. The legislation provided that all insured depository institutions with SAIF-assessable deposits as of March 31, 1995 pay a special one-time assessment at 65.7 basis points to recapitalize the SAIF. Based on its level of SAIF deposits at March 31, 1995, the Bank paid a tax deductible special assessment of $3.0 million in November 1996, which was recorded as of September 30, 1996. The current SAIF premium schedule ranges from 0% to .27% of deposits, down from .23% to
 .31% of deposits as a result of the SAIF special assessment and is the same as the schedule applicable to BIF-insured deposits. Under the system, institutions classified as well capitalized and considered healthy pay the lowest premium while institutions that are less than adequately capitalized and considered of substantial supervisory concern pay the highest premium. Based on its regulatory capital as of June 30, 1998, the Bank qualified as a "well capitalized" institution, and is not currently assessed deposit insurance premiums. All FDIC insured institutions are, however, subject to an assessment on deposits to fund the repayment of obligations issued in the 1980's to help resolve the thrift crisis. The current assessment for SAIF-insured deposits is 6.48 basis points and 1.30 basis points for BIF-insured deposits. These assessments are subject to change based upon the level of BIF and SAIF deposits. Beginning no later than the year 2000, the assessment is anticipated to be about 2.5 basis points for both BIF- and SAIF-insured institutions as a result of BIF-insured institutions fully participating in the assessment.

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

Regulatory Capital Requirements. Federally insured savings associations, such as First Federal, are required to maintain a minimum level of regulatory capital. Failure to meet minimum capital requirements can initiate certain mandatory and possible discretionary actions by regulators, which could have a direct material effect on the Bank's statement of condition and results of operations. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weights and other factors.

The Bank's capital requirements include tangible capital, core capital and total risk-based capital. Under the tangible capital requirement, a savings association must maintain tangible capital in an amount equal to at least 1.5% of adjusted total assets. At June 30, 1998, the Bank had tangible capital of $53.3 million, or 8.5% of adjusted total assets. Under the core capital requirement, a savings association must maintain core capital in an amount equal to at least 3.0% of adjusted total assets. At June 30, 1998, the Bank had core capital of $53.3 million, or 8.5% of adjusted total assets. Under the total risk-based capital requirement, a savings association must maintain core capital equal to at least 4.0% of risk-weighted assets and total capital equal to at least 8.0% of risk-weighted assets. At June 30, 1998, the Bank had total risk-based capital of $54.9 million, or 14.3% of risk-weighted assets. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, will be multiplied by a risk weight ranging from 0% to 100% based on the risk inherent in the type of asset. For example, the OTS has assigned a risk weight of 50% for prudently underwritten permanent one-to-four family first lien mortgage loans not more than 90 days delinquent and having a loan-to-value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by FNMA or FHLMC. Refer to Note 8 of the Notes to Consolidated Financial Statements in the Annual Report to Stockholders included as Exhibit 13 herein regarding compliance with regulatory capital requirements.

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

The OTS has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled institutions. At each successively lower defined capital category, an institution is subject to more restrictive and numerous mandatory or discretionary regulatory actions or limits, and the OTS has less flexibility in determining how to resolve the problems of the institution. Under the regulations, an institution shall be deemed to be (i) "well capitalized" if it has total risk-based capital ratio of 10.0% or more, a Tier-1 risk-based capital ratio of 6.0% or more, a Tier-1 leverage capital ratio of 5.0% or more and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure; (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier-1 risk-based capital ratio of 4.0% or more, a Tier-1 leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized"; (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier-1 risk-based capital ratio that is less than 4.0% or a Tier-1 leverage capital ratio that is less than 4.0% (3.0% under certain circumstances); (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier-1 risk-based capital ratio that is less than 3.0% or a Tier-1 leverage capital ratio that is less than 3.0%, and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Regulations also specify circumstances under which a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category. An institution that is significantly undercapitalized may not be reclassified as critically undercapitalized. As of June 30, 1998, First Federal believes it qualifies as a "well capitalized" institution under the prompt corrective action rules.

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

Generally, Tier 1 associations, which are associations that before and after the proposed distribution meet their fully phased-in capital requirements, may make capital distributions during any calendar year equal to the greater of 100% of net income for the year-to-date plus 50% of the amount by which the lesser of the association's "surplus capital ratio" (the excess capital over its fully phased-in capital requirements), as measured at the beginning of the calendar year, or the amount authorized for a Tier 2 association. However, a Tier 1 association deemed to be in need of more than normal supervision by the OTS may be downgraded to a Tier 2 or Tier 3 association as a result of such a determination. First Federal meets the requirements for a Tier 1 association and has not been notified of a need for more than normal supervision. Tier 2 associations, which are associations that before and after the proposed distribution meet their current minimum capital requirements, may make capital distributions of up to 75% of net income over the most recent four quarter period. Tier 3 associations (which are associations that do not meet current minimum capital requirements) that propose to make any capital distribution and Tier 2 associations that propose to make a capital distribution in excess of the noted safe harbor level must obtain OTS approval prior to making such distribution. Tier 2 associations proposing to make a capital distribution within the safe harbor provisions and Tier 1 associations proposing to make any capital distribution need only submit written notice to the OTS 30 days prior to such distribution. As a subsidiary of the Holding Company, First Federal is required to give the OTS 30 days notice prior to declaring any dividend on its stock. The OTS may object to the distribution during that 30-day period based on safety and soundness concerns. See Note 14 of the Notes to Consolidated Financial Statements in the Annual Report to Stockholders included as Exhibit 13 herein for a detail of distributions from the Bank to the Holding Company.

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

Liquidity. All savings associations, including First Federal, are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. This liquid asset ratio requirement may vary from time to time depending upon economic conditions and savings flows of all savings associations. In November 1997, the OTS revised its liquidity rule to lower the minimum requirement from 5% to 4%, the lowest level permitted by current law and eliminate the 1% short-term liquidity requirement. The OTS also expanded the types of investments considered to be liquid assets and removed the requirement that certain investments must mature within 5 years in order to qualify as a liquid asset. At June 30, 1998, the Bank was in compliance with the applicable regulatory liquidity requirements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Cash Flows" contained in the Annual Report to Stockholders included as
Exhibit 13 herein.

Accounting. An OTS policy statement applicable to all savings associations clarifies and re-emphasizes that the investment activities of a savings association must be in compliance with approved and documented investment policies and strategies, and must be accounted for in accordance with GAAP. Under the policy statement, management must support its classification of and accounting for loans and securities (i.e., whether held for investment, sale or trading) with appropriate documentation. First Federal is in compliance with these amended rules.

The OTS has adopted an amendment to its accounting regulations, which may be made more stringent than GAAP by the OTS, to require that transactions be reported in a manner that best reflects their underlying economic substance and inherent risk and that financial reports must incorporate any other accounting regulations or orders prescribed by the OTS. First Federal is in compliance with these amended rules.

Qualified Thrift Lender Test. All savings associations, including First Federal, are required to meet a qualified thrift lender (QTL) test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (which consists of total assets less intangibles, properties used to conduct the savings association's business and liquid assets not exceeding 20% of total assets) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets specified by Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended (the "Code"). Under either test, such assets primarily consist of residential housing related loans and investments. At June 30, 1998, First Federal met the QTL test and has always met the test since its effectiveness. At June 30, 1998, First Federal's QTL percentage was 90.6%.

Any savings association that fails to meet the QTL test must convert to a national bank charter, unless it requalifies as a QTL and thereafter remains a QTL. If an association does not requalify and converts to a national bank charter, it must remain SAIF-insured until the FDIC permits it to transfer to the BIF. If such an association has not yet requalified or converted to a national bank, its new investments and activities are limited to those permissible for both a savings association and a national bank, and it is limited to national bank branching rights in its home state. In addition, the association is immediately ineligible to receive any new FHLB borrowings and is subject to national bank limits for payment of dividends. If such association has not requalified or converted to a national bank within three years after the failure, it must divest of all investments and cease all activities not permissible for a national bank. In addition, it must repay promptly any outstanding FHLB borrowings, which may result in prepayment penalties. If any association that fails the QTL test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies. See "- Holding Company Regulation."

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

Due to the heightened attention being given to the CRA in the past few years, the Bank may be required to devote additional funds for investment and lending in its local community. The Bank was examined for CRA compliance in May 1997 and received a rating of "satisfactory".

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

Federal Securities Law. The Common Stock of the Holding Company is registered with the SEC under the Securities Exchange Act of 1934, as amended (Exchange Act). The Holding Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the Exchange Act and the rules and regulations of the SEC thereunder.

The registration under the Securities Act of the Holding Company's Common Stock does not cover the resale of such shares. Shares of Common Stock purchased by persons who are not affiliates of the Holding Company may be resold without registration. Shares purchased by an affiliate (generally officers, directors and principal stockholders) of the Holding Company will be subject to the resale restrictions of Rule 144 under the Securities Act. If the Holding Company meets the current public information requirements of Rule 144 under the Securities Act, each affiliate of the Holding Company who complies with the other conditions of Rule 144 (including those that require the affiliate's sale to be aggregated with those of certain other persons) would be able to sell in the public market, without registration, a number of shares not to exceed a limited number of shares in any three-month period.

Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At June 30, 1998, First Federal was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "- Liquidity."

Savings associations are authorized to borrow from the Federal Reserve Bank "discount window," but Federal Reserve Board regulations require associations to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the Federal Reserve Bank. The Bank had no discount window borrowings as of June 30, 1998.

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

As a member, First Federal is required to purchase and maintain stock in the FHLB of Cincinnati. At June 30, 1998, First Federal had $4.5 million in FHLB stock which was in compliance with this requirement. In past years, First Federal has received substantial dividends on its FHLB stock. Over the past five fiscal years, such dividends have averaged 6.8% and were 7.3% for fiscal year 1998. For the year ended June 30, 1998, dividends paid by the FHLB of Cincinnati to First Federal totaled $312,000 which represented a $33,000 increase from the amount of dividends received in fiscal year 1997.

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

Federal Taxation. Certain 1996 tax legislation significantly affected thrift institutions such as the Bank regarding bad debt provisions. Large thrifts (see below) were required to switch to the specific charge-off method of Section 166 while small thrifts switched to the reserve method of
Section 585 (the method used by small commercial banks). Under the specific charge-off method for large thrifts, charge-offs are deducted and recoveries are taken into taxable income as incurred. The legislation eliminated the percentage of taxable income method for computing additions to the thrift tax bad debt reserves for tax years beginning after December 31, 1995 which affected First Federal beginning in fiscal year ended June 30, 1997. The legislation also required that thrift institutions such as the Bank recapture all or a portion of their tax bad debt reserves added since the base year. For the Bank, the base year is June 30, 1988 and the tax bad debt reserves added since that date were $3.4 million. The amount of the reserves to be recaptured depends upon whether the institution is considered a large institution for tax purposes. As the Bank has previously provided deferred taxes on the recapture amounts, no additional financial statement tax expense will result from the recapture.

An institution is considered large if the quarterly average of the institution's (or the consolidated group's) total assets exceeds $500 million for the year. The Bank is considered a large institution and is required to recapture the excess of its bad debt reserves beginning in fiscal year 1997 ratably over a six year period. However, postponement of the recapture is possible for a two year period and will generally allow institutions, such as the Bank, to suspend such recapture for the first two years. In order to postpone the bad debt reserve recapture, the Bank must meet a minimum level of mortgage lending activity for those years. The level of mortgage lending activity needed to qualify for this suspension is the institution's average mortgage lending activity for the six taxable years preceding June 30, 1997. For this purpose, only home purchase and home improvement loans qualify (refinancing and home equity loans do not qualify) and financial institutions can elect to have the tax years with the highest and lowest lending activity removed from the average calculation. For fiscal years 1997 and 1998, the Bank qualified for postponement of the bad debt recapture.

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

Under section 593(e), earnings appropriated for bad debt reserves and deducted for federal income tax purposes cannot be used by the Bank to pay cash dividends or distributions to the Holding Company without the Bank including the amount in taxable income, together with an amount deemed necessary to pay the resulting income tax. Thus, any dividends to the Holding Company that would reduce amounts appropriated to the Bank's bad debt reserves and deducted for federal income tax purposes could create a tax liability for the Bank. The Bank does not intend to pay dividends that would result in a recapture of its bad debt reserves.

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

The Holding Company, FFY Holdings, Inc., the Bank and the Bank's subsidiary, Ardent Service Corp. file consolidated federal income tax returns on a fiscal year basis using the accrual method of accounting.

The Bank has been audited by the Internal Revenue Service with respect to federal income tax returns through tax year 1991 and has federal income tax returns which are open and subject to audit for the tax years 1995 through 1997. With respect to years examined by the IRS, all deficiencies have been satisfied. In the opinion of management, any examination of still open returns would not result in a deficiency which could have a material adverse effect on the financial condition of the Company.

For additional information regarding federal taxation, see Note 11 of the Notes to the Consolidated Financial Statements in the Annual Report to Stockholders included as Exhibit 13 herein.

Ohio Taxation. As a federally chartered savings bank, the Bank is subject to an Ohio franchise tax based on its net worth plus certain reserve amounts. Total net worth for this purpose is reduced by certain exempted assets. The resultant net worth was taxed at a rate of 1.5% for the 1998 return, which was based on net worth as of June 30, 1997. The Bank's state franchise tax returns are open and subject to audit for the years 1995 through 1998.

The Holding Company is subject to the Ohio franchise tax on holding companies of financial institutions. The tax imposed is the greater of the tax on net worth after adjustments to exclude the portion attributable to the financial institution or the tax on net income. The tax on net income is computed on federal taxable income adjusted to exclude distributions from the financial institution, and subject to certain other adjustments. The rate of tax differs for the net worth and net income computations and can include a surtax if based on net income and an add-on litter tax under either method. The Company's state franchise tax returns are open and subject to audit for the years 1995 through 1998.

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


Executive Officers of the Holding Company and the Bank

The following table sets forth certain information regarding executive officers of the Holding Company and the Bank at June 30, 1998 who are not also directors.


                           Age at         Positions Held with Bank
       Name             June 30, 1998        and Holding Company
------------------------------------------------------------------

Therese Ann Liutkus          39           Treasurer and CFO of the Bank
                                          and the Holding Company

David S. Hinkle              40           Vice President of the Bank

Mark S. Makoski              48           Vice President of the Bank

J. Craig Carr                50           Vice President and General Counsel
                                          of the Bank and Holding Company


The business experience of the executive officers who are not also not directors is set forth below.

Therese Ann Liutkus - Ms. Liutkus has served as Treasurer of the Bank and Holding Company since January 1996 and March 1996, respectively, as well as Chief Financial Officer of the Bank and Holding Company since October 1996. Ms. Liutkus has also served as Treasurer of FFY Holdings, Inc. since September 1997. Ms. Liutkus is responsible for the activities of the securities portfolios and oversees the accounting functions. After joining the Bank in 1986, Ms. Liutkus has served as the Bank's Internal Auditor through 1989, and served as Accounting Manager of the Bank from 1990 to 1995. She earned a BBA degree in accounting from Cleveland State University is a Certified Public Accountant and member of both the American Institute of CPAs and Ohio Society of CPAs.

David S. Hinkle - Mr. Hinkle has served as Vice President of the Bank since January 1996. Mr. Hinkle is responsible for overall Bank operations including information systems (including Year 2000 compliance), check processing facilities management, purchasing and courier services. He began his career with the Bank in 1979 as a member of the data processing department and was appointed an Assistant Treasurer in 1982. He earned a Bachelor of Science degree in Management in 1981 from Youngstown State University. Mr. Hinkle is a member of the Board of Directors for Humility of Mary Information Systems.

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

J. Craig Carr - Mr. Carr has served as Vice President of the Bank and Holding Company since July 1997, Assistant Vice President of the Bank from 1991 to June 1997 and General Counsel since joining the Bank in 1974. Mr. Carr has also served as Vice President of FFY Holdings and Ardent Service Corp. since September 1997. Mr. Carr conducts the general legal work of the Bank, supervises the in-house title department and advises and counsels all officers and departments. He earned a Bachelor of Arts degree in Political Science from Miami University of Ohio and Juris Doctor Degree from Ohio State University College of Law. Mr. Carr is a member of the Ohio State and Mahoning County Bar Associations.


Item 2.  Properties

The Bank owns its main office building. At June 30, 1998, the Bank owned six of its branch offices and the remaining six branch offices, including two limited service facilities, were leased. As of June 30, 1998, the net book value of the Bank's investment in premises, equipment and leaseholds, excluding computer equipment and software, was approximately $6.7 million.

The Bank's accounting and record keeping activities are maintained on an in-house data processing system. The Bank owns data processing equipment it uses for its internal processing needs. The net book value of such data processing equipment and related software, including the new comprehensive software system to run the core banking operation (see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Year 2000" contained in the Annual Report to Shareholders included as
Exhibit 13 herein) was $1.1 million at June 30, 1998.


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


Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended June 30, 1998.


                                   PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

The information under the caption "Market Prices and Dividends Declared" on page 18 of the 1998 Annual Report to Stockholders which portions attached hereto as Exhibit 13 is herein incorporated by reference.


Item 6.  Selected Financial Data

Pages 4 through 6 of the 1998 Annual Report to Stockholders which portions attached hereto as Exhibit 13 are herein incorporated by reference.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Pages 7 through 19 of the 1998 Annual Report to Stockholders which portions attached hereto as Exhibit 13 are herein incorporated by reference.


Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Pages 14 and 15 of the 1998 Annual Report to Stockholders which portions attached hereto as Exhibit 13 are herein incorporated by reference.


Item 8.  Financial Statements and Supplementary Data

Pages 20 through 42 of the 1998 Annual Report to Stockholders which portions attached hereto as Exhibit 13 are herein incorporated by reference.


Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.


                                  PART III


Item 10. Directors and Executive Officers of the Registrant

Executive Officers of the Holding Company and the Bank

Information regarding the executive officers of the Holding Company and the Bank who are not directors is contained in Part I of this Form 10-K and incorporated herein by reference.

Directors of the Holding Company and the Bank

Information concerning Directors of the Holding Company and the Bank is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1998, a copy of which has been filed with the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

Information concerning compliance with the reporting requirements of Section 16(a) of the Securities and Exchange Act of 1934 by the Holding Company's directors, officers and greater than 10% beneficial owners is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held in 1998, a copy of which has been filed with the Securities and Exchange Commission.

Under the federal securities laws, Holding Company directors, certain officers and 10% shareholders are required to report to the Securities and Exchange Commission, by specific due dates, transactions and holdings in the Holding Company stock. The Bank believes that during fiscal year 1998, all of these filing requirements were satisfied, except for the inadvertent omission of an option exercise by Director Izzo-Cartwright, which omission has been subsequently corrected.


Item 11. Executive Compensation

Information concerning executive compensation is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1998, a copy of which has been filed with the Securities and Exchange Commission.


Item 12. Security Ownership of Certain Beneficial Owners and Management

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1998, a copy of which has been filed with the Securities and Exchange Commission.


Item 13. Certain Relationships and Related Transactions

Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1998, a copy of which has been filed with the Securities and Exchange Commission.



                                   PART IV


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) (1)  Financial Statements

The following information appearing in the Holding Company's Annual Report to Stockholders for the year ended June 30, 1998, is incorporated by reference in this Annual Report on Form 10-K as Exhibit 13.


                                                            Pages in
Annual Report Section                                     Annual Report
-----------------------------------------------------------------------

Selected Financial Data and Other Data                          4-6

Management's Discussion and Analysis of Financial
 Condition and Results of Operations                           7-19

Common Stock and Related Information                             18

Consolidated Statements of Financial Condition as of
 June 30, 1998 and 1997                                          20

Consolidated Statements of Income for Years Ended
 June 30, 1998, 1997 and 1996                                    21

Consolidated Statements of Changes in Stockholders'
 Equity for Years Ended June 30, 1998, 1997 and 1996          22-23

Consolidated Statements of Cash Flows for Years Ended
 June 30, 1998, 1997 and 1996                                    24

Notes to Consolidated Financial Statements                    25-41

Independent Auditors' Report                                     42


With the exception of the aforementioned information, the Holding Company's Annual Report to Stockholders for the year ended June 30, 1998 is not deemed filed as part of this Annual Report on Form 10-K.



(a) (2)  Financial Statement Schedules

All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Consolidated Financial Statements.

(a) (3)  Exhibits


                                                                   Reference to
                                                                   Prior Filing
Regulation                                                          or Exhibit
   S-K                                                                Number
 Exhibit                                                             Attached
  Number                          Document                            Herein
-------------------------------------------------------------------------------

   2           Plan of acquisition, reorganization,
                arrangement, liquidation or succession                  None
   3(i)        Articles of Incorporation                                *
   3(ii)       By-Laws                                                  *
   4           Instruments defining the rights of security holders,
                including indentures                                    *
   9           Voting trust agreement                                   None
  10           Material contracts
                 Executive Compensation Plans and Arrangements          *
                 Employment Contracts                                   *
                 Recognition and Retention Plan and Trust Stock
                  Option and Incentive Plan                             *
  11           Statement re:  computation of per share earnings         None
  12           Statement re:  computation of ratios                     Not required
  13           Annual Report to security holders                        13
  16           Letter re:  change in certifying accountant              None
  18           Letter re:  change in accounting principles              None
  21           Subsidiaries of registrant                               21
  22           Published report regarding matters submitted to vote
                of security holders                                     None
  23           Consents of experts and counsel                          23
  24           Power of attorney                                        Not required
  27           Financial Data Schedule                                  27
  99           Additional Exhibits - predecessor accountants'
                independent auditors' report                            None

--------------------
<F*>  Filed as exhibits to the Corporation's Form S-1 registration statement filed on March 12, 1993 (File No. 33-59482) pursuant to Section 5 of the Securities Act of 1933, as amended.  All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.


(b)  Reports on Form 8-K

During the quarter ended on June 30, 1998, the Holding Company filed a report on Form 8-K on April 23, 1998 announcing third quarter earnings and the regular quarterly dividend.


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


/s/ Jeffrey L. Francis                           /s/ Therese Ann Liutkus
---------------------------------------          --------------------------------------
Jeffrey L. Francis, President,                   Therese Ann Liutkus, Treasurer and CFO
 Chief Executive Officer and Director            (Principal Financial and Accounting Officer)
 (Principal Executive and Operating Officer)     Date:  September 25, 1998
Date:  September 25, 1998



/s/ Randy Shaffer                                /s/ Myron S. Roh
---------------------------------------		 --------------------------------------
Randy Shaffer, Vice President and                Myron S. Roh, Chairman of the Board
 Director                                         and Director
Date:  September 25, 1998                        Date:  September 25, 1998



/s/ A. Gary Bitonte                              /s/ Jack R. Brownlee
---------------------------------------          -------------------------------------
A. Gary Bitonte, Director                        Jack R. Brownlee, Director
Date:  September 25, 1998                        Date:  September 25, 1998



/s/ Marie Izzo Cartwright                        /s/ Daniel J. Mirto
---------------------------------------          -------------------------------------
Marie Izzo Cartwright, Director                  Daniel J. Mirto, Director
Date:  September 25, 1998                        Date:  September 25, 1998


/s/ Henry P. Nemenz                              /s/ W. Terry Patrick
---------------------------------------          -------------------------------------
Henry P. Nemenz, Director                        W. Terry Patrick, Director
Date:  September 25, 1998                        Date:  September 25, 1998


/s/ Ronald P. Volpe
---------------------------------------
Ronald P. Volpe, Director
Date:  September 25, 1998
