Form 10-Q
period 1998-09-30
FFY FINANCIAL CORP
filed 1998-11-16
CIK 898757

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1998

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              CLASS                   SHARES OUTSTANDING AT OCTOBER 30, 1998
              -----                   --------------------------------------

   common stock, $.01 par value                       3,929,010


                                    INDEX

                                                                       Page

PART I.    FINANCIAL INFORMATION

      Item 1.  Financial Statements

               Consolidated Statements of Financial Condition            3

               Consolidated Statements of Income                         4

               Consolidated Statements of Changes in Stockholders'
               Equity                                                    5

               Consolidated Statements of Cash Flows                     6

               Notes to Consolidated Financial Statements                7

      Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations             9

      Item 3.  Quantitative and Qualitative Disclosures
               About Market Risk                                        14

PART II.  OTHER INFORMATION

      Item 1.  Legal Proceedings                                        15

      Item 2.  Changes in Securities and Use of Proceeds                15

      Item 3.  Defaults Upon Senior Securities                          15

      Item 4.  Submission of Matters to a Vote of Security Holders      15

      Item 5.  Other Information                                        15

      Item 6.  Exhibits and Reports on Form 8-K                         16

SIGNATURES                                                              17


PART I:  FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS

FFY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                   September 30,
                                                        1998            June 30,
                                                    (unaudited)           1998
                                                   -------------        --------

Assets
  Cash                                             $  5,484,828      $  4,362,127
  Interest-bearing deposits                          10,982,531         5,713,055
  Short-term investments                              1,225,000                 -
                                                   ------------------------------
      TOTAL CASH AND CASH EQUIVALENTS                17,692,359        10,075,182

  Securities available for sale                     151,355,104       140,793,201
  Loans receivable                                  468,554,013       482,463,396
  Loans available for sale                            1,724,800                 -
  Interest and dividends receivable on
   securities                                         1,706,315         1,421,574
  Interest receivable on loans                        2,732,829         2,698,117
  Federal Home Loan Bank stock, at cost               4,592,700         4,511,500
  Office properties and equipment, net                7,725,189         7,920,660
  Other assets                                        2,507,562         1,862,863
                                                   ------------------------------
  TOTAL ASSETS                                     $658,590,871      $651,746,493
                                                   ==============================

Liabilities and Stockholders' Equity
  Liabilities:
    Deposits                                       $448,498,023      $444,017,422
    Securities sold under agreements to
     repurchase:
      Short-term                                      9,020,880        13,088,323
      Long-term                                      51,300,000        51,300,000
    Borrowed funds:
      Short-term                                     29,500,000        33,985,000
      Long-term                                      25,000,000                 -
    Advance payments by borrowers for taxes
     and insurance                                    1,184,408         2,621,514
    Other payables and accrued expenses               9,960,527        22,518,533
                                                   ------------------------------
      TOTAL LIABILITIES                             574,463,838       567,530,792

  Commitments and contingencies

  Stockholders' equity:
    Preferred stock, $.01 par value:
      Authorized 5,000,000 shares; none
       outstanding                                            -                 -
    Common stock, $.01 par value:
      Authorized 15,000,000 shares;
       issued 6,630,000 shares, outstanding
       3,960,510 shares at September 30, 1998
       and 4,010,990 shares at June 30, 1998             66,300            66,300
    Additional paid-in capital                       65,152,117        65,118,141
    Retained earnings, substantially restricted      80,573,982        79,428,438
    Treasury stock, at cost, 2,669,490 shares at
     September 30, 1998 and 2,619,010 shares at
     June 30, 1998                                  (59,851,807)      (57,893,563)
    Accumulated other comprehensive income            1,405,533           812,737
    Common stock purchased by:
      Employee Stock Ownership and 401(k) Plan       (2,937,302)       (3,034,562)
      Recognition and Retention Plans                  (281,790)         (281,790)
                                                   ------------------------------
      TOTAL STOCKHOLDERS' EQUITY                     84,127,033        84,215,701
                                                   ------------------------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $658,590,871      $651,746,493
                                                   ==============================

See accompanying notes to consolidated financial statements


PART I:  FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS

FFY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

                                                    Three months ended
                                                       September 30,
                                               ----------------------------
                                                   1998             1997
                                                   ----             ----

Interest Income
  Loans                                        $ 9,969,896      $ 9,906,611
  Securities available for sale                  2,069,296        1,852,690
  Federal Home Loan Bank stock                      83,927           76,173
  Other interest-earning assets                     38,147          123,063
                                               ----------------------------

TOTAL INTEREST INCOME                           12,161,266       11,958,537
                                               ----------------------------

Interest Expense
  Deposits                                       5,213,591        5,503,230
  Securities sold under agreements to
   repurchase:
    Short-term                                     147,555          217,055
    Long-term                                      749,624          389,722
  Borrowed funds:
    Short-term                                     446,951          365,069
    Long-term                                      153,542                -
                                               ----------------------------

TOTAL INTEREST EXPENSE                           6,711,263        6,475,076

NET INTEREST INCOME                              5,450,003        5,483,461
  Provision for loan losses                        125,417          142,395
                                               ----------------------------

NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES                                 5,324,586        5,341,066
                                               ----------------------------

Non-Interest Income
  Service charges                                  198,202          169,886
  Gain on sale of securities available for
   sale                                             64,255           48,239
  Other                                            355,227          109,600
                                               ----------------------------

TOTAL NON-INTEREST INCOME                          617,684          327,725
                                               ----------------------------

Non-Interest Expense
  Salaries and employee benefits                 1,580,558        1,416,464
  Net occupancy and equipment                      500,441          419,608
  Insurance and bonding                            124,419          121,253
  State and local taxes                            267,416          275,859
  Other                                            672,896          527,527
                                               ----------------------------

TOTAL NON-INTEREST EXPENSE                       3,145,730        2,760,711
                                               ----------------------------

INCOME BEFORE
FEDERAL INCOME TAXES                             2,796,540        2,908,080

  Federal income taxes                             912,000        1,005,000
                                               ----------------------------

NET INCOME                                     $ 1,884,540      $ 1,903,080
                                               ============================

BASIC EARNINGS PER SHARE                       $      0.51      $      0.50
                                               ============================

DILUTED EARNINGS PER SHARE                     $      0.50      $      0.49
                                               ============================

CASH DIVIDENDS DECLARED PER SHARE              $     0.225      $      0.20
                                               ============================

See accompanying notes to consolidated financial statements


PART I:  FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS

FFY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(unaudited)

                                                      Three months ended
                                                          September 30,
                                                 -----------------------------
                                                     1998              1997
                                                     ----              ----

Balance at July 1                                $84,215,701       $82,174,216

Net income                                         1,884,540         1,903,080

Dividends paid, $.20 and $.175 per share,
 respectively                                       (738,996)         (659,936)

Treasury stock purchased                          (2,350,715)         (776,611)

Stock options exercised                              176,400            68,100

Amortization of KSOP expense                          97,260           101,700

Tax benefit related to exercise of stock
 options                                              38,821            13,155

Difference between average fair value per share
 and cost per share on KSOP shares committed
 to be released                                     211,226            171,669

Change in unrealized holding gain on securities
 available for sale, net                            592,796            666,268
                                                ------------------------------

Balance at September 30                         $84,127,033        $83,661,641
                                                ==============================

See accompanying notes to consolidated financial statements


PART I:  FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS

FFY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

                                                      Three months ended
                                                          September 30,
                                                ------------------------------
                                                     1998              1997
                                                     ----              ----

NET CASH PROVIDED BY OPERATING ACTIVITIES       $  4,937,461      $  5,196,872

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturity of securities
   available for sale                              1,903,169         4,000,000
  Proceeds from sales of securities available
   for sale                                        8,012,544         7,269,313
  Purchase of securities available for sale      (44,880,298)      (22,030,046)
  Principal receipts on securities available
   for sale                                        9,086,856         3,917,708
  Net (increase) decrease in loans                12,303,503        (2,407,415)
  Purchase of office properties and equipment        (79,458)          (84,483)
  Other, net                                         (80,170)         (350,740)
                                                ------------------------------

NET CASH USED IN INVESTING ACTIVITIES            (13,733,854)       (9,685,663)
                                                ------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in deposits              4,508,324        (1,141,027)
  Net increase (decrease) in short-term
   securities sold under agreements to
   repurchase                                     (4,113,758)       12,658,882
  Net increase (decrease) in borrowed funds
    Short-term                                    (4,485,000)       (6,255,000)
    Long-term                                     25,000,000                 -
  Decrease in advance payments by borrowers
   for taxes and insurance                        (1,437,106)       (1,308,225)
  Increase (decrease) in amounts due to bank         140,648          (612,058)
  Treasury stock purchases                        (2,350,715)         (776,611)
  Dividends paid                                    (738,996)         (659,936)
  Proceeds from stock options exercised              176,400            68,100
  Other, net                                        (286,227)         (438,964)
                                                ------------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES         16,413,570         1,535,161
                                                ------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                       7,617,177        (2,953,630)

CASH AND CASH EQUIVALENTS
  Beginning of period                             10,075,182        10,007,755
                                                ------------------------------

  End of period                                 $ 17,692,359      $  7,054,125
                                                ==============================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION
  Cash payments of interest expense             $  4,543,512      $  4,229,878
  Cash payments of income taxes                            -           350,000

See accompanying notes to consolidated financial statements


PART I:  FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS

FFY FINANCIAL CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      (a)   Principles of Consolidation:

      The interim consolidated financial statements of the Company include the accounts of FFY Financial Corp. (FFY or Holding Company) and its wholly-owned subsidiaries First Federal Savings Bank of Youngstown (First Federal or Bank) and FFY Holdings, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

      (b)   Basis of Presentation:

      The consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1998 Annual Report to Shareholders incorporated by reference into the Company's 1998 Annual Report on Form 10-K. The interim consolidated financial statements include all adjustments (consisting of only normal recurring items) which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of operations for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year.

      (c)   Earnings Per Share:

      The computation of basic and diluted earnings per share is shown in the following table.

                                                     Three months ended
                                                        September 30,
                                                  --------------------------
                                                     1998            1997
                                                     ----            ----

      Basic earnings per share computation:
        Numerator    -  Net income                $1,884,540      $1,903,080
        Denominator  -  Weighted average common
                        shares outstanding         3,677,742       3,782,339
        Basic earnings per share                  $     0.51      $     0.50
                                                  ==========================

      Diluted earnings per share computation:
        Numerator    -  Net income                $1,884,540      $1,903,080
        Denominator  -  Weighted average common
                        shares outstanding         3,677,742       3,782,339
                        Dilutive effect of stock
                        options                      124,134         137,074
                                                  --------------------------
                        Weighted average common
                        shares and common stock
                        equivalents                3,801,876       3,919,413
      Diluted earnings per share                  $     0.50      $     0.49
                                                  ==========================

      (d)   Reclassifications:

      Certain amounts in the prior period consolidated financial statements have been reclassified to conform with the current period's presentation.

(2)   EFFECT OF NEW FINANCIAL ACCOUNTING STANDARDS

      On July 1, 1998, the Company adopted to provisions of SFAS No. 130, Reporting Comprehensive Income. This statement establishes standards for reporting and display of comprehensive income and its components. Comprehensive income includes the reported net income of a company adjusted for items that are currently accounted for as direct entries to equity, such as the mark to market adjustment on securities available for sale, foreign currency items and minimum pension liability adjustments. At the Company, comprehensive income represents net income plus other comprehensive income net of taxes, which consists of the net change in unrealized gains or losses on securities available for sale for the period. Accumulated other comprehensive income represents the net unrealized gains or losses on securities available for sale as of the balance sheet dates. Comprehensive income for the three month periods ended September 30, 1998 and 1997 was $592,796 and $666,268, respectively.

      In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 requires public business enterprises to report certain financial and descriptive information about operating segments. This statement also establishes standards for related disclosures about products and services, any major customers, and geographic areas in which an enterprise operates. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. SFAS No. 131 was adopted July 1, 1998 and management will determine its impact prior to the initial application of the statement's provisions on June 30, 1999.

      In February 1998, the FASB issued SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, an Amendment of FASB Statements No. 87, 88 and 106. This statement amends disclosure requirements with respect to pensions and other postretirement benefits. It does not change any of the current guidance on measurement or recognition related to these areas. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997. The implementation of SFAS No. 132 will require revised disclosure in the Company's June 1999 fiscal year-end and future financial statements, but will not otherwise affect the Company.

      In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement standardizes the accounting for derivative contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial condition and measure them at fair value. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. Management is currently evaluating the effects SFAS No. 133 will have on the Company's financial condition or results of operations.

      In October 1998, the FASB issued SFAS No. 134, Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise. SFAS No. 134 is an amendment of FASB Statement No. 65, which establishes accounting and reporting standards for certain activities of mortgage banking enterprises and other enterprises that conduct operations that are substantially similar to the primary operations of a mortgage banking enterprise. SFAS No. 134 is effective for the first fiscal quarter beginning after December 15, 1998. Management will evaluate the impact of SFAS No. 134, but implementation of this statement should not otherwise affect the Company.


PART I: FINANCIAL INFORMATION
FFY FINANCIAL CORP.
SEPTEMBER 30, 1998

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following analysis discusses changes in the financial condition and results of operations at and for the three months ended September 30, 1998 for the Company.

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

Year 2000

First Federal is highly dependent on the accuracy of computers and computer programs. The Year 2000 issue is the result of computer programs being written using two digits rather than four to define an applicable year. Any of a company's hardware, date-driven automated equipment, or computer programs that have date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This improper recognition could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in normal business activities. The Company's Technology and Facilities Committee is responsible for monitoring and achieving Year 2000 compliance for the Company and oversees a Y2K Committee. The Y2K Committee is headed by the Bank's Vice President of Operations and consists of members from the Bank's internal audit, information systems and user departments.

Over the past two years, the Company has been addressing Year 2000 issues.
A significant part of Year 2000 compliance was converting the Bank's financial computer system to a new comprehensive software system to run the core banking operation. The conversion was successfully completed on April 27, 1998. The Company believes that the new financial computer system is Year 2000 compliant. Additionally, this new system allows First Federal to enhance its current services. It was determined that the Bank's previous financial computer system would be too costly to make Year 2000 compliant and would hinder other program development. Another significant part of the Company's Year 2000 issues includes contacting significant third party vendors who are required to provide evidence of their efforts to become Year 2000 compliant. Management has evaluated each of the Company's significant vendor's Year 2000 compliance progress and considers them to be satisfactory. Management plans to have ongoing communications with such vendors to insure Year 2000 compliance. Although the Company has been assured the readiness of its financial computer system and significant vendor's systems for the Year 2000, the Y2K Committee is currently testing or plans to test such systems for Year 2000 readiness for further assurance. The Company plans to substantially complete the Year 2000 readiness project by June 30, 1999.

The Company has incurred cash outlays of approximately $505,000, including $429,000 for the new comprehensive software system, in connection with the Year 2000 readiness project. Management estimated that the total cost of Year 2000 compliance issues to be approximately $1.0 million, which is being funded through operations. The total cost of the Year 2000 project is not expected to have a material impact on the Company's results of operations.

The Company faces several risk factors with respect to the Year 2000. For example, the ability of First Federal's loan customers to repay their obligations could be affected by business interruptions caused by Year 2000 problems. The potential impact on First Federal of such problems has not been determined, but could be significant in that customers may be unable to repay their obligations. The Company is also vulnerable to its significant vendors Year 2000 issues with respect to their major suppliers and their own Year 2000 issues.

The Company is currently working on a written contingency plan and expects to complete it by June 30, 1999. The plan is being developed for a general failure of the Company's systems and specific contingency plans will be developed for each critical application and vendor. The Company does currently have contingency plans to replace those significant vendors that may have Year 2000 difficulties in addition to replacing those vendors or suppliers the Company cannot test.

The dates and costs of the Year 2000 remediation process are based on management's best estimates. Management believes that the Company's Year 2000 efforts will be resolved on a timely and cost-efficient basis and does not anticipate that the Company's additional efforts regarding Year 2000 compliance will have a material impact on the Company's financial condition, results of operations, liquidity and capital resources. There can be no guarantee, however, that such estimates and assumptions will be achieved and actual results could differ materially from those estimates.

Financial Condition

General. Total assets at September 30, 1998 were $658.6 million compared to $651.7 million at June 30, 1998, an increase of $6.9 million, or 1.1%. The increase was primarily attributable to increases in cash and cash equivalents, primarily interest-bearing deposits, and securities available for sale, partially offset by a decline in loans receivable. Total liabilities at September 30, 1998 were $574.5 million compared to $567.5 million at June 30, 1998, an increase of $7.0 million, or 1.2%. The increase was primarily attributable to increases in deposits and borrowings, partially offset by declines in short-term securities sold under agreements to repurchase (repurchase agreements) and other payables and accrued expenses.

Cash and Cash Equivalents. The Company's cash and cash equivalents totaled $17.7 million at September 30, 1998, an increase of $7.6 million from $10.1 million at June 30, 1998. The increase in cash and cash equivalents was primarily attributable to funds obtained from sales of securities in late September 1998 which funds were subsequently reinvested in higher-yield securities in October 1998. Funds not utilized for securities, lending programs or operations are held in interest-bearing deposits.

Securities. The Company's securities portfolio increased $10.6 million, or 7.5%, during the first quarter of fiscal year 1999, and totaled $151.4 million at September 30, 1998 compared to $140.8 million at June 30, 1998. The increase over the three month period primarily consisted of security purchases totaling $28.8 million partially offset by $7.9 million, $1.9 million and $9.1 million in sales, maturities and principal receipts on mortgage-backed securities, respectively. To a lesser extent, an increase in the unrealized holding gain of securities partially offset by premium amortization contributed to the $10.6 million increase. The increase in securities was primarily funded by increased borrowings.

Loans. Net loans receivable, including loans available for sale, declined $12.2 million, or 2.5%, and totaled $470.3 million at September 30, 1998 compared to $482.5 million at June 30, 1998. The decline in the loan portfolio was primarily due to repayments on $17.1 million in short-term consumer loans made to customers in June 1998 to fund their stock subscriptions in a local financial institution's initial public offering. Adjustable-rate loans continue to grow within the Bank's loan portfolio. At September 30, 1998, adjustable-rate loans totaled 35.8% of gross loans compared to 32.5% of gross loans at June 30, 1998. Management's effort to minimize the impact of interest rate changes is reflected in the increase in adjustable-rate loans, primarily in the one-to-four family portfolio. The Bank's loan portfolio composition continued to be primarily in one-to-four family mortgages, representing 73.2% of the gross loan portfolio at September 30, 1998 compared to 71.7% of the gross loan portfolio at June 30, 1998.

Loan originations during the current quarter totaled $39.9 million compared to $56.8 million during the quarter ended June 30, 1998, of which $17.1 million were short-term loans originated in June 1998 - see above. Mortgage loans for the purchase, construction or refinance of one-to-four family homes in the Bank's market continued to represent the largest segment of its loan originations. During the three months ended September 30, 1998, one-to-four family loan originations, including the construction of one-to-four family homes were $24.6 million, or 61.7% of total originations; multi-family residential, commercial real estate and development loan originations were $5.6 million, or 14.1% of total originations; and consumer loan originations were $9.7 million, or 24.2% of total originations.

The Bank's secondary market mortgage lending operation is designed to originate and sell qualifying loans to Federal National Mortgage Association
(FNMA) in an effort to access that portion of the mortgage market that is currently serviced by secondary market lenders. Currently, the Bank only sells fixed-rate loans to FNMA. The Bank sold 51 loans during the first three months of the current year, resulting in a pre-tax gain of $94,000. This compares to sales of 17 and 49 loans for the three months ended March 31, 1998 and June 30, 1998, respectively, resulting in pre-tax gains of $33,000 and $101,000, respectively. The secondary market lending operation began in January 1998. Management anticipates increased activity in secondary market mortgage lending as long as market conditions dictate it to be profitable.

Deposits. Deposits increased $4.5 million, or 1.0%, during the first quarter of fiscal year 1999 and totaled $448.5 million at September 30, 1998 compared to $444.0 million at June 30, 1998. Deposit outflows occurred during June 1998 as a result of customers funding their stock subscriptions in an initial public offering by a local financial institution. However, since June 30, 1998, the Bank was successful in obtaining funds by offering a short-term (four-month) certificate of deposit special which accumulated a balance of $10.3 million at September 30, 1998. Overall, certificate accounts increased $6.2 million since June 30, 1998. First Federal also introduced a new money market product in November 1997 for customers who are generally interest rate conscious and want to keep their funds liquid. At September 30, 1998, this new money market product had a balance of $14.0 million compared to a balance of $11.5 million at June 30, 1998. Overall, money market accounts increased $1.7 million since June 30, 1998. Passbook and NOW accounts declined $2.5 million and $923,000, respectively, over the first quarter of fiscal year 1999. The weighted average rate on deposits was 4.57% and 4.63% at September 30, 1998 and June 30, 1998, respectively.

Repurchase Agreements. Short-term repurchase agreements declined $4.1 million during the first quarter of fiscal year 1999 and totaled $9.0 million at September 30, 1998 compared to $13.1 million at June 30, 1998. The reduction in short-term repurchase agreements was funded by the increase in deposits.

Borrowed Funds. Borrowed funds increased $20.5 million during the first quarter of fiscal year 1999 and totaled $54.5 million at September 30, 1998 compared to $34.0 million at June 30, 1998. Both short- and long-term borrowings consist of advances from the Federal Home Loan Bank (FHLB) of Cincinnati. Such borrowings are generally used for liquidity purposes and interest-earning asset growth not funded by core deposits. The long-term advance from FHLB will mature in August 2000 and the rate is tied to 3-month LIBOR and adjusts quarterly. Borrowed funds are managed within the Company's guidelines for asset/liability management, profitability and overall growth objectives.

Other Liabilities. Other payables and accrued expenses declined $12.5 million during the first quarter of fiscal year 1999, primarily funded by short-term loan repayments in July 1998, and totaled $10.0 million at September 30, 1998 compared to $22.5 million at June 30, 1998. The decline was primarily due to $16.1 million in securities purchases recorded on the trade date in June 1998 that did not settle until July 1998. This decline was partially offset by increases of $1.0 million and $2.3 million in accrued federal income taxes and accrued interest on deposits, respectively.

Stockholders' Equity. Total stockholders' equity declined $89,000 during the first quarter of fiscal year 1999 and totaled $84.1 million at September 30, 1998 compared to $84.2 million at June 30, 1998. This decline resulted principally from stock repurchases and dividends paid to shareholders totaling $2.4 million and $739,000, respectively, partially offset by net income for the three months ended September 30, 1998 of $1.9 million, increased holding gains on available-for-sale securities of $593,000 and other increases of $524,000 consisting of stock option exercises, amortization and tax benefits associated with employee benefits and KSOP accounting. On October 7, 1998, the Company announced its intention to repurchase an additional 5%, or 198,026 shares of its outstanding common stock in open market transactions over a twelve month period beginning October 13, 1998. Tangible book value per share increased from $20.98 per share at June 30, 1998 to $21.23 per share at September 30, 1998.

Results of Operations

Comparison of the Three Months Ended September 30, 1998 and 1997

General. The Company recorded net income of $1.9 million, or $0.50 per diluted share for the three months ended September 30, 1998 compared to net income of $1.9 million, or $0.49 per diluted share for the same three month period last year. The Company's annualized return on average assets and return on average equity for the three month ended September 30, 1998 were 1.16% and 9.10%, respectively, compared to 1.25% and 9.24% for the three months ended September 30, 1997.

Interest Income. Interest income totaled $12.2 million for the three months ended September 30, 1998 compared to $12.0 million for the three months ended September 30, 1997, representing an increase of $203,000 or 1.7%. The increase in interest income for the current three-month period over the same period last year was primarily volume increases in securities and loans, partially offset by yield declines in securities and loans. The average balance of loans increased $9.9 million, reflecting continued loan growth, and the average balance of securities increased $31.2 million, reflecting increases in Federal agency obligations, tax-exempt securities and trust preferred securities. The increase in the average balance of securities was primarily funded with increases in repurchase agreements and borrowings.
The decline in yields of securities and loans was largely the result of high loan prepayments on mortgage-backed securities and loan refinances.

Interest Expense. Interest expense totaled $6.7 million for the three months ended September 30, 1998 compared to $6.5 million for the three months ended September 30, 1997, representing an increase of $236,000, or 3.6%. The increase in interest expense for the current three-month period over the same period last year was primarily volume increases in long-term repurchase agreements and short- and long-term borrowed funds. These volume increases were partially offset by declines in volume and rate in deposit accounts and a volume decline in short-term repurchase agreements. The average balance of long-term repurchase agreements and borrowed funds increased $26.3 million and $15.9 million, respectively, whereas the average balance of deposits and short-term repurchase agreements declined $4.7 million and $4.1 million, respectively. The weighted average rate of deposit accounts declined 21 basis points, from 4.89% for the three months ended September 30, 1997 to 4.68% for the three months ended September 30, 1998 due to a reduction in market rates.

Net Interest Income. Net interest income declined $33,000, or 0.6%, and totaled $5.5 million for both the three months ended September 30, 1998 and 1997. The Company's net interest margin (net interest income as a percentage of average interest-earning assets) was 3.58% for the three months ended September 30, 1998, down 18 basis points from 3.76% for the three months ended September 30, 1997. The decline in net interest margin was due mainly to the current interest rate environment and growth in average interest-earning assets funded by increased borrowings and repurchase agreements. These sources of funds tend to have a higher cost than core deposits.

Provision for Loan Losses. The provision for loan losses totaled $125,000 for the three months ended September 30, 1998 compared to $142,000 for the same period last year. This $17,000 decline reflected management's evaluation of the underlying credit risk of the Bank's loan portfolio to provide for an adequate level of allowance for loan losses. The allowance for loan losses at September 30, 1998 totaled 70.8% and 0.6% of non-performing assets and gross loans outstanding, respectively. This compares to an allowance for loan losses totaling 82.4% and 0.6% of non-performing assets and gross loans outstanding, respectively, at June 30, 1998. Future additions to the allowance for loan losses will be dependent on a number of factors, including the performance of the Bank's loan portfolio, the economy, changes in interest rates and the effect of such changes on real estate values and inflation. Management believes that the allowance for loan losses was adequate at September 30, 1998.

Non-Interest Income. Total non-interest income increased $290,000 compared to the same prior year period and totaled $618,000 for the three months ended September 30, 1998. Largely contributing to this increase was the activities of FFY Holdings, Inc., which include real estate brokerage services and insurance sales through its two respective affiliations. Additionally, gains from loan sales from First Federal's secondary market mortgage operation, which began in January 1998, largely contributed to the increase.

Non-Interest Expense. Total non-interest expense increased $385,000 compared to the same prior year period and totaled $3.1 million for the three months ended September 30, 1998. Expenses related to the activities of FFY Holding's real estate and insurance affiliates largely contributed to this increase. The Company's efficiency ratio (operating expenses excluding goodwill amortization as a percentage of net interest income plus non-interest income excluding gains/losses from securities sales) totaled 52.4% for the three months ended September 30, 1998 compared to 47.9% for the
three months ended September 30, 1997.   Excluding the effect of the
affiliates, the Company's efficiency ratio for the three months ended September 30, 1998 would have been 50.6% compared to 47.9% for the same period last year.

Federal Income Taxes. Federal income taxes declined $93,000 compared to the same prior year period and totaled $912,000 for the three months ended September 30, 1998. The decline in federal income taxes was due to a decrease in pre-tax earnings and a decrease in the Company's effective tax rate. The Company's effective tax rate for the three months ended September 30, 1998 was 32.6% compared to 34.6% for the three months ended September 30, 1997. The decrease in the effective tax rate is attributable to increased income from tax-exempt securities.

Effect of New Accounting Standards

Refer to Note 2 of the Notes to Consolidated Financial Statements contained in this report.

Liquidity and Cash Flows

In general terms, liquidity is a measurement of the Company's ability to meet its cash needs. For example, the Company seeks to be able to meet loan commitments, purchase securities or to repay deposits and other liabilities in accordance with their terms without an adverse impact on current or future earnings. The Company's principal sources of funds are deposits, amortization and prepayments of loans, maturities, sales and principal receipts of securities, borrowings, repurchase agreements and operations.

New federal regulations, which became effective November 24, 1997, require the Bank to maintain minimum levels of liquid assets in each calendar quarter of not less than 4% of either (i) its liquidity base at the end of the preceding quarter, or (ii) the average daily balance of its liquidity base during the preceding quarter. The new federal regulations decreased the minimum liquidity requirement from 5%, removed the 1% short-term liquidity requirement, expanded categories of liquid assets and reduced the liquidity base. The Bank's liquidity substantially exceeded the applicable liquidity requirement at September 30, 1998. Simply meeting the liquidity requirement does not automatically mean the Bank has sufficient liquidity for a safe and sound operation. The new final rule includes a separate requirement that each thrift must maintain sufficient liquidity to ensure its safe and sound operation. Thus, adequate liquidity may vary depending on the Bank's overall asset/liability structure, market conditions, the activities of competitors, and the requirements of its own deposit and loan customers. Management believes the Bank's liquidity is sufficient.

Liquidity management is both a daily and long-term responsibility of management. The Bank adjusts its investments in liquid assets based upon management's assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-earning deposits and securities and (iv) the objective of its asset/liability management program. Along with its liquid assets, the Bank has additional sources of liquidity available including, but not limited to, loan repayments, the ability to obtain deposits through offering above market interest rates and access to advances from the Federal Home Loan Bank (FHLB).

The primary investing activities of the Bank and/or Company are originating loans and purchasing securities. A decline in the Bank's loan portfolio provided $12.3 million whereas the growth in the securities portfolio used $25.9 million during the three months ended September 30, 1998. The decline in loans was the result of current period payoffs of short-term loans outstanding at June 30, 1998 - see "Financial Condition" above. Generally, during periods of general interest rate declines, the Bank would be expected to experience increased loan prepayments, which would likely be reinvested at lower interest rates. During a period of increasing interest rates, loan prepayments would be expected to decline, reducing funds available for investment at higher interest rates.

The primary financing activities of the Bank are deposits, repurchase agreements and borrowings. Deposit accounts and borrowed funds provided $4.5 million and $20.5 million, respectively, during the three months ended September 30, 1998 and repurchase agreements used $4.1 million during the same period.

Capital Resources

Office of Thrift Supervision (OTS) regulations require savings institutions to maintain certain minimum levels of regulatory capital. An institution that fails to comply with its regulatory capital requirements must obtain OTS approval of a capital plan and can be subject to a capital directive and certain restrictions on its operations. At September 30, 1998, the minimum regulatory capital regulations require institutions to have tangible capital to total tangible assets of 1.5%; a minimum leverage ratio of core (Tier 1) capital to total adjusted tangible assets of 3.0%; and a minimum ratio of total capital (core capital and supplementary capital) to risk weighted assets of 8.0%, of which 4.0% must be core capital.

Under the prompt corrective action regulations, the OTS is required to take certain supervisory actions (and may take additional discretionary actions) with respect to an undercapitalized institution. Such actions could have a direct material effect on an institution's financial statements. The regulations establish a framework for the classification of savings institutions into five categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Generally, an institution is considered well capitalized if it has a core (Tier 1) capital ratio of at least 5.0% (based on average total assets); a core (Tier 1) risk-based capital ratio of at least 6.0%; and a total risk-based capital ratio of at least 10.0%.

The foregoing capital ratios are based in part on specific quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the OTS about capital components, risk weightings and other factors.

At September 30, 1998, the Bank meets all capital adequacy requirements to which it is subject. Further, the most recent OTS notification categorized the Bank as a well-capitalized institution under the prompt corrective action regulations. There have been no conditions or events since that notification that management believes have changed the Bank's capital classification.

The following is a reconciliation of the Bank's GAAP and Regulatory capital, and a summary of the Bank's actual capital ratios compared with the OTS minimum bank capital adequacy requirements and their requirements for classification as well capitalized at September 30, 1998:

                                                                    Tier-1        Tier-1         Total
                                        Equity       Tangible        Core       Risk-Based    Risk-Based
(dollars in thousands)                  Capital       Equity        Capital       Capital       Capital
                                        -------      --------       -------     ----------    ----------

GAAP Capital                           $ 54,007      $ 54,007      $ 54,007      $ 54,007      $ 54,007
Unrealized appreciation or gain on
 securities available for sale, net                      (315)         (315)         (315)         (315)
General loan valuation allowances                           -             -             -         2,218
Other, net                                                (83)          (83)          (83)       (2,290)
                                                     --------------------------------------------------
Regulatory capital                                     53,609        53,609        53,609        53,620
Total assets                            632,245
Adjusted total assets                                 632,090       632,090
Risk-weighted assets                                                              397,590       397,590
                                       ----------------------------------------------------------------
Actual capital ratio                       8.54%         8.48%         8.48%        13.48%        13.49%

Minimum capital adequacy requirements                    1.50%         3.00%                       8.00%

Regulatory capital category
  Well capitalized - equal to or
   greater than                                                        5.00%         6.00%        10.00%
                                       ----------------------------------------------------------------

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There were no material changes in information about market risk that was provided in the 1998 Annual Report to Shareholders, which was incorporated by reference into the Company's 1998 Annual Report on Form 10-K.


                         PART II:  OTHER INFORMATION
                             FFY FINANCIAL CORP.
                             SEPTEMBER 30, 1998

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

Item 4.  Submission of Matters to a Vote of Security Holders

On October 21, 1998, FFY Financial Corp. held its annual meeting of stockholders. The matters approved by stockholders at the annual meeting and the number of votes cast for, against or withheld (as well as the number of abstentions and broker non-votes) as to each matter are set forth below.

Election of Directors for a three-year term:

                                                               BROKER
            NAME                       FOR        WITHHELD    NON-VOTES
            ----                       ---        --------    ---------

      A. Gary Bitonte, MD           3,187,154      27,058        -0-
      Randy L. Shaffer              3,200,752      13,460        -0-
      William A. Russell            3,183,904      30,308        -0-
      Robert L. Wagmiller           3,173,796      40,416        -0-

Ratification of the Appointment of Auditors for a one-year term:

                                                                    BROKER
            NAME                   FOR       AGAINST    ABSTAIN    NON-VOTES
            ----                   ---       -------    -------    ---------

      KPMG Peat Marwick LLP     3,192,098     13,755     6,076       2,283

Item 5.  Other Information

None to be reported.

Item 6.  Exhibits and Reports on Form 8-K

A.  Exhibits - Exhibit 27 - Financial Data Schedule.

B. Reports on Form 8-K - On August 6, 1998, the Registrant announced earnings of $7.7 million, or $1.98 per diluted share for the year ended June 30, 1998 and approval of the regular quarterly dividend of $.20 per share.


Pursuant the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  FFY Financial Corp.

Date:  November 16, 1998          By:  /s/ Jeffrey L. Francis
                                       Jeffrey L. Francis
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)


Date:  November 16, 1998          By:  /s/ Therese Ann Liutkus
                                       Therese Ann Liutkus
                                       Treasurer and Chief Financial Officer
                                       (Principal Financial and Accounting
                                       Officer)