Form 10-Q
period 1998-12-31
FFY FINANCIAL CORP
filed 1999-02-12
CIK 898757

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended December 31, 1998

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

                                    44512
                                 (Zip Code)

                               (330) 726-3396
            (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X    No
                                                    ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           CLASS                      SHARES OUTSTANDING AT JANUARY 29, 1999
           -----                      --------------------------------------
common stock, $.01 par value                        3,854,217

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


PART I:    FINANCIAL INFORMATION
ITEM 1:    FINANCIAL STATEMENTS

FFY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                              December 31,
                                                                  1998           June 30,
                                                              (unaudited)         1998
                                                              ---------------------------
Assets
  Cash                                                        $  4,684,731    $  4,362,127
  Interest-bearing deposits                                      8,095,456       5,713,055
  Short-term investments                                           510,000
                                                              ----------------------------
        TOTAL CASH AND CASH EQUIVALENTS                         13,290,187      10,075,182

  Securities available for sale                                170,160,039     140,793,201
  Loans receivable                                             469,065,715     482,463,396
  Loans available for sale                                         849,155               -
  Interest and dividends receivable on securities                1,740,798       1,421,574
  Interest receivable on loans                                   2,640,853       2,698,117
  Federal Home Loan Bank stock, at cost                          4,676,600       4,511,500
  Office properties and equipment, net                           7,580,998       7,920,660
  Other assets                                                   2,750,201       1,862,863
                                                              ----------------------------
        TOTAL ASSETS                                          $672,754,546    $651,746,493
                                                              ================================

Liabilities and Stockholders' Equity
  Liabilities:
    Deposits                                                  $456,664,889    $444,017,422
    Securities sold under agreements to repurchase:
      Short-term                                                 9,477,507      13,088,323
      Long-term                                                 51,300,000      51,300,000
    Borrowed funds:
      Short-term                                                29,500,000      33,985,000
      Long-term                                                 35,000,000               -
    Advance payments by borrowers for taxes and insurance        2,533,356       2,621,514
    Other payables and accrued expenses                          5,879,676      22,518,533
                                                              ----------------------------
        TOTAL LIABILITIES                                      590,355,428     567,530,792

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value:
    Authorized 5,000,000 shares; none outstanding                        -               -
  Common stock, $.01 par value:
    Authorized 15,000,000 shares; issued 6,630,000 shares,
     outstanding 3,871,666 shares at December 31, 1998
     and 4,010,990 shares at June 30, 1998                          66,300          66,300
  Additional paid-in capital                                    65,270,519      65,118,141
  Retained earnings, substantially restricted                   81,790,914      79,428,438
  Treasury stock, at cost, 2,758,334 shares at
   December 31, 1998 and 2,619,010 shares at June 30, 1998     (62,756,780)    (57,893,563)
  Accumulated other comprehensive income                         1,149,997         812,737
  Common stock purchased by:
    Employee Stock Ownership and 401(k) Plan                    (2,840,042)     (3,034,562)
    Recognition and Retention Plans                               (281,790)       (281,790)
                                                              -----------------------------
        TOTAL STOCKHOLDERS' EQUITY                              82,399,118      84,215,701
                                                              -----------------------------

        TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY                                 $672,754,546    $651,746,493
                                                              =============================


See accompanying notes to consolidated financial statements

PART I:  FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS

FFY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)


                                                              Three months ended             Six months ended
                                                                 December 31,                   December 31,
                                                             1998           1997           1998           1997
                                                          --------------------------------------------------------
Interest Income
  Loans                                                   $ 9,886,874    $ 9,924,236    $19,856,770    $19,830,847
  Securities available for sale                             2,370,696      1,961,963      4,439,992      3,814,653
  Federal Home Loan Bank stock                                 82,513         77,564        166,440        153,737
  Other interest-earning assets                                44,151         40,612         82,298        163,675
                                                          --------------------------------------------------------

      TOTAL INTEREST INCOME                                12,384,234     12,004,375     24,545,500     23,962,912

Interest Expense
  Deposits                                                  5,097,583      5,377,050     10,311,174     10,880,280
  Securities sold under agreements to repurchase:
    Short-term                                                115,921        209,129        263,476        426,184
    Long-term                                                 749,623        389,722      1,499,247        779,444
  Borrowed funds:
    Short-term                                                427,919        374,908        874,870        739,977
    Long-term                                                 350,741              -        504,283              -
                                                          --------------------------------------------------------

      TOTAL INTEREST EXPENSE                                6,741,787      6,350,809     13,453,050     12,825,885

      NET INTEREST INCOME                                   5,642,447      5,653,566     11,092,450     11,137,027
  Provision for loan losses                                   124,546        183,861        249,963        326,256

      NET INTEREST INCOME AFTER
       PROVISION FOR LOAN LOSSES                            5,517,901      5,469,705     10,842,487     10,810,771

Non-Interest Income
  Service charges                                             218,300        182,500        416,502        352,386
  Gain (loss) on sale of securities available for sale         (6,542)        51,350         57,713         99,589
  Gain on sale of loans                                       277,379          2,340        388,832          2,340
  Other                                                       193,409        142,622        437,183        252,222

      TOTAL NON-INTEREST INCOME                               682,546        378,812      1,300,230        706,537

Non-Interest Expense
  Salaries and employee benefits                            1,603,698      1,504,136      3,184,256      2,920,600
  Net occupancy and equipment                                 498,293        438,080        998,734        857,688
  Insurance and bonding                                       119,655        124,553        244,074        245,806
  State and local taxes                                       260,374        275,848        508,998        551,707
  Other                                                       655,748        577,919      1,328,644      1,105,446

      TOTAL NON-INTEREST EXPENSE                            3,137,768      2,920,536      6,264,706      5,681,247

      INCOME BEFORE INCOME TAXES                            3,062,679      2,927,981      5,878,011      5,836,061

Income Tax Expense
  Federal                                                   1,007,000        988,000      1,919,000      1,993,000
  State                                                        22,440              -         41,232              -

      NET INCOME                                          $ 2,033,239    $ 1,939,981    $ 3,917,779    $ 3,843,061
                                                          ========================================================

      BASIC EARNINGS PER SHARE                            $      0.28    $      0.26    $      0.54    $      0.51
                                                          ========================================================

      DILUTED EARNINGS PER SHARE                          $      0.27    $      0.25    $      0.52    $      0.49
                                                          ========================================================


See accompanying notes to consolidated financial statements

PART I:  FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS

FFY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)


                                                                 Six months ended
                                                                   December 31,
                                                               1998           1997
                                                            --------------------------

Balance at July 1,                                          $84,215,701    $82,174,216

Net income                                                    3,917,779      3,843,061

Dividends paid, $.425 and $.375 per share, respectively      (1,555,303)    (1,414,442)

Treasury stock purchased                                     (5,565,120)    (2,643,673)

Stock options exercised                                         313,710        148,490

Amortization of KSOP expense                                    194,520        203,400

Tax benefit related to exercise of stock options                124,027         40,890

Difference between average fair value per share and cost
 per share on KSOP shares committed to be released              416,544        375,548

Change in unrealized holding gain on securities
 available for sale, net                                        337,260        844,771
                                                            --------------------------

Balance at December 31,                                     $82,399,118    $83,572,261
                                                            ==========================


See accompanying notes to consolidated financial statements

PART I:  FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS

FFY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)


                                                                  Six months ended
                                                                    December 31,
                                                                1998           1997
                                                             --------------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                    $ 4,015,137    $ 4,810,113

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturity of securities available for sale      7,697,077      6,577,605
  Proceeds from sales of securities available for sale        17,149,709     17,732,116
  Purchase of securities available for sale                  (88,372,119)   (45,410,571)
  Principal receipts on securities available for sale         17,484,726      9,004,785
  Net (increase) decrease in loans                            13,547,512     (2,024,023)
  Purchase of office properties and equipment                   (214,144)      (420,225)
  Other, net                                                     (72,748)      (350,740)
                                                             --------------------------

NET CASH USED IN INVESTING ACTIVITIES                        (32,779,987)   (14,891,053)
                                                             ---------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in deposits                                    12,725,184       3,707,499
  Net increase (decrease) in short-term
   securities sold under agreements to repurchase             (3,610,816)      5,736,118
  Net increase (decrease) in short-term borrowed funds        (4,485,000)      4,545,000
  Proceeds from long-term borrowed funds                      35,000,000               -
  Decrease in amounts due to bank                               (616,012)       (745,873)
  Treasury stock purchases                                    (5,565,120)     (2,643,673)
  Dividends paid                                              (1,555,303)     (1,414,442)
  Proceeds from stock options exercised                          313,710         148,490
  Other, net                                                    (226,788)       (377,092)
                                                             ---------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                     31,979,855       8,956,027
                                                             ---------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           3,215,005      (1,124,913)

CASH AND CASH EQUIVALENTS
  Beginning of period                                         10,075,182      10,007,755
                                                             ---------------------------

  End of period                                              $13,290,187     $ 8,882,842
                                                             ===========================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash payments of interest expense                          $13,292,603     $12,809,208
  Cash payments of income taxes                                1,935,000       2,115,000
  Loans originated for sale                                   16,087,760          60,175
  Proceeds from sales of loans originated for sale            15,348,810          60,175


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

       (c)  Earnings Per Share:

            The computation of basic and diluted earnings per share is shown in the following table.


                                                           Three months ended           Six months ended
                                                              December 31,                December 31,
                                                        ------------------------    ------------------------
                                                           1998          1997          1998          1997
                                                        ----------------------------------------------------
Basic earnings per share computation:
  Numerator   - Net income                              $2,033,239    $1,939,981    $3,917,779    $3,843,061
  Denominator - Weighted average common
                 shares outstanding (1)                  7,258,664     7,543,514     7,307,074     7,554,096
Basic earnings per share                                $     0.28    $     0.26    $     0.54    $     0.51
                                                        ====================================================

Diluted earnings per share computation:
  Numerator   - Net income                              $2,033,239    $1,939,981    $3,917,779    $3,843,061
  Denominator - Weighted average common
                 shares outstanding (1)                  7,258,664     7,543,514     7,307,074     7,554,096
                Dilutive effect of stock options (1)       234,192       281,934       241,334       277,126
                                                        ----------------------------------------------------
                Weighted average common shares
                 and common stock equivalents (1)        7,492,856     7,825,448     7,548,408     7,831,222
Diluted earnings per share                              $     0.27    $     0.25    $     0.52    $     0.49
                                                        ====================================================

<F1>  Weighted average common and common equivalent shares have been restated in accordance with Statement of Financial Accounting
      Standards (SFAS) No. 128 - Earnings per Share, to reflect a 100% stock dividend declared on January 19, 1999.


      (d)   Reclassifications:

            Certain amounts in the prior period consolidated financial statements have been reclassified to conform with the current period's presentation.

(2)   EFFECT OF NEW FINANCIAL ACCOUNTING STANDARDS

      On July 1, 1998, the Company adopted the provisions of SFAS No. 130, Reporting Comprehensive Income. This statement establishes standards for reporting and display of comprehensive income and its components. Comprehensive income includes the reported net income of a company adjusted for items that are currently accounted for as direct entries to equity, such as the mark to market adjustment on securities available for sale, foreign currency items and minimum pension liability adjustments. At the Company, comprehensive income represents net income plus other comprehensive income net of taxes, which consists of the net change in unrealized gains or losses on securities available for sale for the period. Accumulated other comprehensive income represents the net unrealized gains or losses on securities available for sale as of the balance sheet dates. Other comprehensive income (loss) for the three month periods ended December 31, 1998 and 1997 was ($255,536) and $178,503, respectively, and for the six month periods ended December 31, 1998 and 1997 was $337,260 and $844,771, respectively.

      In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 requires public business enterprises to report certain financial and descriptive information about operating segments. This statement also establishes standards for related disclosures about products and services, any major customers, and geographic areas in which an enterprise operates. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. SFAS No. 131 was adopted July 1, 1998 and management will determine its impact prior to the initial application of the statement's provisions on June 30, 1999.

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

      In October 1998, the FASB issued SFAS No. 134, Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise. SFAS No. 134 is an amendment of FASB Statement No. 65, which established accounting and reporting standards for certain activities of mortgage banking enterprises and other enterprises that conduct operations that are substantially similar to the primary operations of a mortgage banking enterprise. SFAS No. 134 is effective for the first fiscal quarter beginning after December 15, 1998. Currently, this statement does not affect the Company.


                        PART I: FINANCIAL INFORMATION
                             FFY FINANCIAL CORP.
                              DECEMBER 31, 1998

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following analysis discusses changes in the financial condition and results of operations at and for the three and six months ended December 31, 1998 for the Company.

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

Year 2000

First Federal is highly dependent on the accuracy of computers and computer programs. The Year 2000 issue is the result of computer programs being written using two digits rather than four to define an applicable year. Any of a company's hardware, date-driven automated equipment, or computer programs that have date sensitive software could recognize a date using "00" as the year 1900 rather than the year 2000. This improper recognition could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in normal business activities. The Company's Technology and Facilities Committee is responsible for monitoring and achieving Year 2000 compliance for the Company and oversees a Y2K Committee. The Y2K Committee is headed by the Bank's Vice President of Operations and consists of members from the Bank's internal audit, information systems and user departments.

Over the past two years, the Company has been addressing Year 2000 issues.
A significant part of Year 2000 compliance was converting the Bank's financial computer system to a new comprehensive software system to run the core banking operation. The conversion was successfully completed on April 27, 1998. The Company believes that the new financial computer system is Year 2000 compliant, although no assurance can be given in this regard. Additionally, this new system allows First Federal to enhance its current services. It was determined that the Bank's previous financial computer system would be too costly to make Year 2000 compliant and would hinder other program development. Another significant part of the Company's Year 2000 compliance includes contacting significant third party vendors who are required to provide evidence of their efforts to become Year 2000 compliant. Management has evaluated each of the Company's significant vendor's Year 2000 compliance progress and considers them to be satisfactory. Management plans to have ongoing communications with such vendors to insure Year 2000 compliance. Although the Company has been assured of the readiness of its financial computer system and significant vendors' systems for the Year 2000, the Y2K Committee is currently testing or plans to test such systems for Year 2000 readiness for further assurance. The Company plans to substantially complete the Year 2000 readiness project by June 30, 1999.

The Company has incurred cash outlays of approximately $755,000, including $429,000 for the new comprehensive software system, in connection with the Year 2000 readiness project. Management estimated the total cost of Year 2000 compliance issues would be approximately $1.0 million, which is being funded through operations. The total cost of the Year 2000 project is not expected to have a material impact on the Company's results of operations.

The Company faces several risk factors with respect to the Year 2000. For example, the ability of First Federal's loan customers to repay their obligations could be affected by business interruptions caused by Year 2000 problems. The potential impact on First Federal of such problems has not been determined, but could be significant in that customers may be unable to repay their obligations. The Company is also vulnerable to its significant vendors' Year 2000 issues with respect to their major suppliers and their own Year 2000 issues.

The Company is currently finalizing a written contingency plan and expects it to be substantially complete by February 28, 1999. The plan is being developed for a general failure of the Company's systems and specific contingency plans will be developed for each critical application and vendor. The Company currently has contingency plans to replace significant vendors that may have Year 2000 difficulties in addition to replacing the vendors or suppliers the Company cannot test.

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

Financial Condition

General. Total assets at December 31, 1998 were $672.7 million compared to $651.7 million at June 30, 1998, an increase of $21.0 million, or 3.2%. The increase was primarily attributable to increases in securities available for sale partially offset by a decline in loans receivable. Total liabilities at December 31, 1998 were $590.3 million compared to $567.5 million at June 30, 1998, an increase of $22.8 million, or 4.0%. The increase was primarily attributable to increases in deposits and long-term borrowings, partially offset by declines in short-term securities sold under agreements to repurchase (repurchase agreements), short-term borrowings and other payables and accrued expenses.

Securities. The Company's securities portfolio increased $29.4 million, or 20.9%, during the first six months of fiscal year 1999, and totaled $170.2 million at December 31, 1998 compared to $140.8 million at June 30, 1998. The increase over the six month period primarily consisted of security purchases totaling $71.8 million partially offset by $17.4 million, $7.7 million and $17.5 million in sales, maturities and principal receipts on mortgage-backed securities, respectively. The increase in securities was primarily funded by increased borrowings. At December 31, 1998, the securities portfolio consisted of 46.4% in mortgage-backed securities, 19.5% in federal agency obligations, 17.9% in municipal securities, 14.3% in trust preferred securities and 1.9% in equity securities.

Loans. Net loans receivable, including loans available for sale, declined $12.6 million, or 2.6%, and totaled $469.9 million at December 31, 1998 compared to $482.5 million at June 30, 1998. The decline in the loan portfolio was primarily due to repayments on $17.1 million in short-term consumer loans made to customers in June 1998 to fund their stock subscriptions in a local financial institution's initial public offering. Adjustable-rate loans continued to grow within the Bank's loan portfolio.
At December 31, 1998 and September 30, 1998, adjustable-rate loans totaled 37.8% and 35.8%, respectively, of gross loans compared to 32.5% of gross loans at June 30, 1998. Management's effort to minimize the impact of interest rate changes is reflected in the increase in adjustable-rate loans, primarily in the one-to-four family portfolio. The Bank's loan portfolio composition continued to be primarily in one-to-four family mortgages, representing 71.9% of the gross loan portfolio at December 31, 1998 compared to 71.7% of the gross loan portfolio at June 30, 1998.

Loan originations during the first six months of fiscal year 1999 totaled $83.4 million compared to $55.0 million during the first six months of fiscal year 1998. The increase in loan originations is largely attributable to the Bank's secondary market operation which accounted for $16.1 of current year originations. Mortgage loans for the purchase, construction or refinance of one-to-four family homes in the Bank's market continued to represent the largest segment of its loan originations. During the six months ended December 31, 1998, one-to-four family loan originations, including the construction of one-to-four family homes were $47.3 million, or 56.7% of total originations; multi-family residential, commercial real estate and development loan originations were $12.3 million, or 14.8% of total originations; and consumer loan originations were $23.8 million, or 28.5% of total originations.

The Bank's secondary market mortgage lending operation, which began in December 1997, is designed to originate and sell qualifying loans to Federal National Mortgage Association (FNMA) in an effort to access that portion of the mortgage market that is currently serviced by secondary market lenders. Currently, the Bank only sells fixed-rate loans to FNMA. The Bank sold 195 loans during the first six months of the current year, resulting in a pre-tax gain of $389,000. Management anticipates increased activity in secondary market mortgage lending as long as market conditions allow it to be profitable.

Deposits. Deposits increased $12.7 million, or 2.8%, during the first six months of fiscal year 1999 and totaled $456.7 million at December 31, 1998 compared to $444.0 million at June 30, 1998. Deposit outflows occurred during June 1998 as a result of customers funding their stock subscriptions in an initial public offering by a local financial institution. However, since June 30, 1998, the Bank was successful in obtaining funds by offering higher-yield short-term certificates of deposit. The Bank's 10-month certificate of deposit special with an annual percentage yield of 5.10% accumulated a balance of $33.1 million through December 31, 1998. Overall, certificate accounts increased $7.2 million since June 30, 1998. First Federal also introduced a new money market product in November 1997 for customers who are generally interest rate conscious and want to keep their funds liquid. At December 31, 1998, this new money market product had a balance of $15.9 million compared to a balance of $11.5 million at June 30, 1998. Overall, money market accounts increased $3.6 million since June 30, 1998. NOW accounts grew $3.9 million, whereas passbook accounts declined $2.0 million during the first six months of fiscal year 1999. The weighted average cost of deposits was 4.45% and 4.63% at December 31, 1998 and June 30, 1998, respectively.

Repurchase Agreements. Short-term repurchase agreements declined $3.6 million during the first six months of fiscal year 1999 and totaled $9.5 million at December 31, 1998 compared to $13.1 million at June 30, 1998.
The reduction in short-term repurchase agreements was funded by the increase in deposits.

Borrowed Funds. Borrowed funds increased $30.5 million during the first six months of fiscal year 1999 and totaled $64.5 million at December 31, 1998 compared to $34.0 million at June 30, 1998. Both short- and long-term borrowings consist of advances from the Federal Home Loan Bank (FHLB) of Cincinnati. Borrowed funds are managed within the Company's guidelines for asset/liability management, profitability and overall growth objectives.

Other Liabilities. Other payables and accrued expenses declined $16.6 million during the first six months of fiscal year 1999, primarily funded by customers' short-term loan repayments (see "Loans" above) in July 1998, and totaled $5.9 million at December 31, 1998 compared to $22.5 million at June 30, 1998. The decline was primarily due to $16.1 million in securities purchases recorded on the trade date in June 1998 that did not settle until July 1998.

Stockholders' Equity. Total stockholders' equity declined $1.8 million during the first six months of fiscal year 1999 and totaled $82.4 million at December 31, 1998 compared to $84.2 million at June 30, 1998. This decline resulted principally from stock repurchases and dividends paid to shareholders totaling $5.6 million and $1.6 million, respectively, partially offset by net income for the six months ended December 31, 1998 of $3.9 million, increased holding gains on available-for-sale securities of $337,000 and other increases of $1.1 million consisting of stock option exercises, amortization and tax benefits associated with employee benefits and KSOP accounting. On October 7, 1998, the Company announced its intention to repurchase an additional 5%, or 198,026 shares of its then outstanding common stock in open market transactions over a twelve month period beginning October 13, 1998. As of January 19, 1999, 107,575 shares had been repurchased at an average price of $31.52 per share.

Results of Operations

Comparison of the Three and Six Months Ended December 31, 1998 and 1997

General. The Company recorded net income of $2.0 million, or $0.27 per diluted share for the three months ended December 31, 1998 compared to net income of $1.9 million, or $0.25 per diluted share for the same three month period last year. For the six months ended December 31, 1998, the Company recorded net income of $3.9 million, or $0.52 per diluted share compared to $3.8 million, or $0.49 per diluted share for the six months ended December 31, 1997. Refer to Note 1(c) of the Notes to Consolidated Financial Statements and Item 5 - Other Information contained in this report regarding earnings per share. The Company's annualized return on average assets and return on average equity for the three months ended December 31, 1998 were 1.22% and 9.82%, respectively, compared to 1.27% and 9.30% for the three months ended December 31, 1997. The Company's annualized return on average assets and return on average equity for the six months ended December 31, 1998 were 1.19% and 9.46%, respectively, compared to 1.26% and 9.27% for the six months ended December 31, 1997.

Interest Income. Interest income totaled $12.4 million for the three months ended December 31, 1998 compared to $12.0 million for the three months ended December 31, 1997, representing an increase of $380,000, or 3.2%. For the six months ended December 31, 1998, interest income totaled $24.5 million compared to $24.0 million for the six months ended December 31, 1997, an increase of $583,000, or 2.4%. The increase in interest income for the current three and six month periods over the same periods last year was primarily volume increases in securities and loans, partially offset by yield declines in securities and loans. A volume decline in other interest-earning assets, primarily overnight deposits, also partially offset the increase in interest income for the six months ended December 31, 1998. The average balance of total interest-earning assets for the three months ended December 31, 1998 and 1997 was $647.3 million and $590.1 million, respectively, and for the six months ended December 31, 1998 and 1997 was $636.7 million and $590.3 million, respectively. The current year increases in average interest-earning assets over the prior year primarily reflect continued loan growth and increases in Federal agency obligations, tax-exempt securities and trust preferred securities, which was primarily funded with increases in repurchase agreements and borrowings. The weighted average yield on total interest-earning assets for the three months ended December 31, 1998 and 1997 was 7.78% and 8.22%, respectively, and for the six months ended December 31, 1998 and 1997 was 7.83% and 8.18%, respectively. The current year declines in yield primarily reflects decreased yields on securities and loans which was largely the result of high loan prepayments on mortgage-backed securities and loan refinances.

Interest Expense. Interest expense totaled $6.7 million for the three months ended December 31, 1998 compared to $6.3 million for the three months ended December 31, 1997, representing an increase of $391,000, or 6.2%. For the six months ended December 31, 1998, interest expense totaled $13.4 million compared to $12.8 million for the six months ended December 31, 1997, an increase of $627,000, or 4.9%. The increase in interest expense for the current three and six month periods over the same periods last year was primarily volume increases in long-term repurchase agreements and short- and long-term borrowed funds. These volume increases were partially offset by declines in volume and rate in deposit accounts and short-term repurchase agreements as well as rate declines in long-term repurchase agreements and short-term borrowed funds. The average balance of total interest-bearing liabilities for the three months ended December 31, 1998 and 1997 was $565.2 million and $515.3 million, respectively, and for the six months ended December 31, 1998 and 1997 was $557.4 million and $517.4 million, respectively. The current year growth in average interest-bearing liabilities over the prior year was used to fund the growth in interest-earning assets mentioned above. The weighted average rate on total interest-bearing liabilities for the three months ended December 31, 1998 and 1997 was 4.77% and 4.93%, respectively, and for the six months ended December 31, 1998 and 1997 was 4.83% and 4.96%, respectively, primarily due to a reduction in market rates.

Net Interest Income. Net interest income totaled $5.6 million for the three months ended December 31, 1998, a decline of $11,000, or 0.2%, compared to the three months ended December 31, 1997. The Company's net interest margin (net interest income as a percentage of average interest-earning assets) was 3.60% for the three months ended December 31, 1998, down 30 basis points from 3.90% for the three months ended December 31, 1997. Net interest income totaled $11.1 million for the six months ended December 31, 1998, a decline of $45,000, or 0.4%, compared to the six months ended December 31, 1997. The Company's net interest margin was 3.59% for the six months ended December 31, 1998, down 24 basis points from 3.83% for the six months ended December 31, 1997. The decline in net interest margin was due mainly to the current interest rate environment and growth in average interest-earning assets funded by increased borrowings and repurchase agreements. These sources of funds tend to have a higher cost than core deposits.

Provision for Loan Losses. The provision for loan losses totaled $125,000 and $250,000 for the three and six months ended December 31, 1998, respectively, compared to $184,000 and $326,000 for the same periods last year . These declines reflected management's evaluation of the underlying credit risk of the Bank's loan portfolio to provide for an adequate level of allowance for loan losses. The Bank's allowance for loan losses at December 31, 1998 totaled 74.1% and 0.6% of non-performing assets and gross loans outstanding, respectively. This compares to an allowance for loan losses totaling 82.4% and 0.6% of non-performing assets and gross loans outstanding, respectively, at June 30, 1998. Future additions to the allowance for loan losses will be dependent on a number of factors, including the performance of the Bank's loan portfolio, the economy, changes in interest rates and the effect of such changes on real estate values and inflation. Management believes that the allowance for loan losses was adequate at December 31, 1998.

Non-Interest Income. Non-interest income totaled $683,000 for the three months ended December 31, 1998, an increase of $304,000 compared to the same prior year period. For the six months ended December 31, 1998, non-interest income totaled $1.3 million, an increase of $594,000 compared to the same prior year period. First Federal's secondary market mortgage operation, which began in December 1997, largely contributed to the current year increases accounting for gains on loan sales of $277,000 and $389,000 for the three and six months ended December 31, 1998, respectively. Also contributing to the growth in non-interest income was the activities of FFY Holdings, Inc., which include real estate brokerage services and insurance sales through its two respective affiliations, and increased fee income on loans and deposits.

Non-Interest Expense. Non-interest expense totaled $3.1 million for the three months ended December 31, 1998, an increase of $217,000 compared to the same prior year period. For the six months ended December 31, 1998, non-interest expense totaled $6.3 million, an increase of $583,000 compared to the same prior year period. Expenses related to the activities of FFY Holding's real estate and insurance affiliates largely contributed to this six-month increase, namely salaries, occupancy and advertising which totaled approximately $269,000. Additionally, severance pay was awarded to a long-tenured company officer in December 1998 as a result of her retirement. Partially offsetting the aforementioned increases was a decline in professional fees for both the three and six months ended December 31, 1998 compared to their respective prior year periods. The Company's efficiency ratio (operating expenses excluding goodwill amortization as a percentage of net interest income plus non-interest income excluding gains/losses from securities sales) totaled 49.5% and 50.8% for the three and six months ended December 31, 1998 compared to 48.8% and 48.4%for the three and six months ended December 31, 1997.

Income Taxes. Federal income taxes totaled $1.0 million for the three months ended December 31, 1998 compared to $988,000 for the same period last year. For the six months ended December 31, 1998, federal income tax expense totaled $1.9 million compared to $2.0 million for the same period last year. The decline in federal income taxes comparing the six months ended December 31, 1998 and 1997 was due a decline in the Company's effective tax rate, which was attributable to increased income from tax-exempt securities.

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

New federal regulations, which became effective November 24, 1997, require the Bank to maintain minimum levels of liquid assets in each calendar quarter of not less than 4% of either (i) its liquidity base at the end of the preceding quarter, or (ii) the average daily balance of its liquidity base during the preceding quarter. The new federal regulations decreased the minimum liquidity requirement from 5%, removed the 1% short-term liquidity requirement, expanded categories of liquid assets and reduced the liquidity base. The Bank's liquidity exceeded the applicable liquidity requirement at December 31, 1998. Simply meeting the liquidity requirement does not automatically mean the Bank has sufficient liquidity for a safe and sound operation. The new final rule includes a separate requirement that each thrift must maintain sufficient liquidity to ensure its safe and sound operation. Thus, adequate liquidity may vary depending on the Bank's overall asset/liability structure, market conditions, the activities of competitors, and the requirements of its own deposit and loan customers. Management believes the Bank's liquidity is sufficient.

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

The primary investing activities of the Bank and/or Company are originating loans and purchasing securities. A decline in the Bank's loan portfolio provided $13.5 million whereas the growth in the securities portfolio used $46.0 million during the six months ended December 31, 1998. The decline in loans was the result of current period payoffs of short-term loans outstanding at June 30, 1998 - see "Financial Condition" above. Generally, during periods of general interest rate declines, the Bank would be expected to experience increased loan prepayments, which would likely be reinvested at lower interest rates. During a period of increasing interest rates, loan prepayments would be expected to decline, reducing funds available for investment at higher interest rates.

The primary financing activities of the Bank are deposits, repurchase agreements and borrowings. Deposit accounts and borrowed funds provided $12.7 million and $30.5 million, respectively, during the six months ended December 31, 1998 and repurchase agreements used $3.6 million during the same period.

Capital Resources

Office of Thrift Supervision (OTS) regulations require savings institutions to maintain certain minimum levels of regulatory capital. An institution that fails to comply with its regulatory capital requirements must obtain OTS approval of a capital plan and can be subject to a capital directive and certain restrictions on its operations. At December 31, 1998, the minimum regulatory capital regulations require institutions to have tangible capital to total tangible assets of 1.5%; a minimum leverage ratio of core (Tier 1) capital to total adjusted tangible assets of 3.0%; and a minimum ratio of total capital (core capital and supplementary capital) to risk weighted assets of 8.0%, of which 4.0% must be core capital.

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

At December 31, 1998, the Bank meets all capital adequacy requirements to which it is subject. Further, the most recent OTS notification categorized the Bank as a well-capitalized institution under the prompt corrective action regulations. There have been no conditions or events since that notification that management believes have changed the Bank's capital classification.

The following is a reconciliation of the Bank's GAAP and Regulatory capital, and a summary of the Bank's actual capital ratios compared with the OTS minimum bank capital adequacy requirements and their requirements for classification as well capitalized at December 31, 1998:


                                                                         Tier-1     Tier-1          Total
                                                Equity      Tangible      Core      Risk-Based    Risk-Based
(dollars in thousands)                          Capital      Equity     Capital     Capital        Capital
-----------------------------------------------------------------------------------------------------------
GAAP Capital                                    $ 54,322    $ 54,322    $ 54,322    $ 54,322       $ 54,322
Unrealized appreciation or gain on
 securities available for sale, net                             (242)       (242)       (242)          (242)
General loan valuation allowances                                  -           -           -          2,303
Other, net                                                      (191)       (191)       (191)        (1,645)
                                                            -----------------------------------------------
Regulatory capital                                            53,889      53,889      53,889         54,738
Total assets                                     649,079
Adjusted total assets                                        648,704     648,704
Risk-weighted assets                                                                 403,986        403,986
                                                -----------------------------------------------------------
Actual capital ratio                                8.37%       8.31%       8.31%      13.34%         13.55%

Minimum capital adequacy requirements                           1.50%       3.00%                      8.00%

Regulatory capital category
 Well capitalized - equal to or greater than                                5.00%       6.00%         10.00%
-----------------------------------------------------------------------------------------------------------


Item 3.   Quantitative and Qualitative Disclosures About Market Risk

There were no material changes in information about market risk that was provided in the 1998 Annual Report to Shareholders, which was incorporated by reference into the Company's 1998 Annual Report on Form 10-K.

                         PART II:  OTHER INFORMATION
                             FFY FINANCIAL CORP.
                              DECEMBER 31, 1998

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

Election of Directors for a three-year term:


                                                        BROKER
             NAME               FOR       WITHHELD    NON-VOTES
---------------------------------------------------------------
      A. Gary Bitonte, MD    3,187,154     27,058        -0-
      Randy L. Shaffer       3,200,752     13,460        -0-
      William A. Russell     3,183,904     30,308        -0-
      Robert L. Wagmiller    3,173,796     40,416        -0-


Ratification of the Appointment of Auditors for a one-year term:


                                                        BROKER
         NAME         FOR       AGAINST    ABSTAIN    NON-VOTES
---------------------------------------------------------------
       KPMG LLP    3,192,098     13,755     6,076       2,283

Item 5.   Other Information

On January 15, 1999, FFY announced the formation of a new real estate affiliate combining the operations of its existing real estate affiliate, First Real Estate, Ltd. with Coldwell Banker United Group Realtors to form
Coldwell Banker FFY Real Estate.  Operations are expected to begin in
February 1999.  This new affiliate will be 1/3 owned by FFY Holdings, Inc.

On January 19, 1999, FFY announced the declaration of a 100% stock dividend, which is equivalent to a two-for-one stock split, to be paid on March 5, 1999 to shareholders of record on February 19, 1999. Earnings per share data in this report has been restated for this stock dividend as per SFAS
No. 128 - Earnings per Share.

Item 6.   Exhibits and Reports on Form 8-K

A.    Exhibits - Exhibit 27 - Financial Data Schedule.

B. Reports on Form 8-K - On October 20, 1998, the Registrant announced earnings of $1.9 million, or $0.50 per diluted share for the quarter ended September 30, 1998 and an increase in the regular quarterly dividend from $0.20 per share to $0.225 per share.

Pursuant the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  FFY Financial Corp.

Date:  February 12, 1999          By:  /s/ Jeffrey L. Francis
                                       ----------------------------
                                       Jeffrey L. Francis
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)




Date:  February 12, 1999          By:  /s/ Therese Ann Liutkus
                                       ----------------------------
                                       Therese Ann Liutkus
                                       Treasurer and Chief Financial Officer
                                       (Principal Financial and
                                       Accounting Officer)




