Form 10-Q
period 1999-03-31
FFY FINANCIAL CORP
filed 1999-05-14
CIK 898757

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                  FORM 10-Q


           [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended March 31, 1999

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


                                    44512
                                 (Zip Code)


                               (330) 726-3396
            (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X    No
                                                   -----    -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           CLASS                       SHARES OUTSTANDING AT APRIL 30, 1999
           ----                        -------------------------------------
common stock, $.01 par value                         7,200,804


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



PART I:  FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS

FFY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                March 31,        June 30,
                                                                  1999             1998
                                                               (unaudited)
                                                               ----------------------------

Assets
  Cash                                                         $  4,252,570    $  4,362,127
  Interest-bearing deposits                                       4,175,466       5,713,055
  Short-term investments                                             80,000               -
                                                               ----------------------------
        TOTAL CASH AND CASH EQUIVALENTS                           8,508,036      10,075,182

  Securities available for sale                                 171,667,711     140,793,201
  Loans receivable                                              458,396,538     482,463,396
  Loans available for sale                                           97,125               -
  Interest and dividends receivable on securities                 1,699,534       1,421,574
  Interest receivable on loans                                    2,616,800       2,698,117
  Federal Home Loan Bank stock, at cost                           4,759,100       4,511,500
  Office properties and equipment, net                            7,439,460       7,920,660
  Other assets                                                    3,077,571       1,862,863
                                                               ----------------------------
        TOTAL ASSETS                                           $658,261,875    $651,746,493
                                                               ============================

Liabilities and Stockholders' Equity
  Liabilities:
    Deposits                                                   $456,551,299    $444,017,422
    Securities sold under agreements to repurchase:
      Short-term                                                  7,349,000      13,088,323
      Long-term                                                  51,300,000      51,300,000
    Borrowed funds:
      Short-term                                                 22,100,000      33,985,000
      Long-term                                                  35,000,000               -
    Advance payments by borrowers for taxes and insurance         1,404,316       2,621,514
    Other payables and accrued expenses                           9,110,256      22,518,533
                                                               ----------------------------
        TOTAL LIABILITIES                                       582,814,871     567,530,792

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value:
    Authorized 5,000,000 shares; none outstanding                         -               -
  Common stock, $.01 par value:
    Authorized 15,000,000 shares; issued 7,589,366 shares
     at March 31, 1999 and  6,630,000 shares at June 30,
     1998; outstanding 7,329,806 shares at March 31, 1999
     and 4,010,990 shares at June 30, 1998                           75,894          66,300
  Additional paid-in capital                                     37,885,989      65,118,141
  Retained earnings, substantially restricted                    44,912,780      79,428,438
  Treasury stock, at cost, 259,560 shares at
   March 31, 1999 and 2,619,010 shares at June 30, 1998          (4,690,962)    (57,893,563)
  Accumulated other comprehensive income                            287,875         812,737
  Common stock purchased by:
    Employee Stock Ownership and 401(k) Plan                     (2,742,782)     (3,034,562)
    Recognition and Retention Plans                                (281,790)       (281,790)
                                                               ----------------------------
        TOTAL STOCKHOLDERS' EQUITY                               75,447,004      84,215,701
                                                               ----------------------------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $658,261,875    $651,746,493
                                                               ============================


See accompanying notes to consolidated financial statements


PART I:  FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS

FFY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)


                                                         Three months ended            Nine months ended
                                                              March 31,                    March 31,
                                                        1999           1998           1999           1998
                                                     --------------------------------------------------------

Interest Income
  Loans                                              $ 9,613,281    $ 9,925,378    $29,470,051    $29,756,225
  Securities available for sale                        2,501,376      1,998,196      6,941,368      5,812,849
  Federal Home Loan Bank stock                            82,143         77,263        248,583        231,000
  Other interest-earning assets                           44,062         73,596        126,360        237,271
                                                     --------------------------------------------------------
      TOTAL INTEREST INCOME                           12,240,862     12,074,433     36,786,362     36,037,345
                                                     --------------------------------------------------------

Interest Expense
  Deposits                                             4,981,248      5,227,474     15,292,422     16,107,754
  Securities sold under agreements to repurchase:
    Short-term                                            99,681        222,732        363,157        648,916
    Long-term                                            733,328        522,420      2,232,575      1,301,864
  Borrowed funds:
    Short-term                                           287,193        344,696      1,162,063      1,084,673
    Long-term                                            420,805              -        925,088              -
                                                     --------------------------------------------------------
      TOTAL INTEREST EXPENSE                           6,522,255      6,317,322     19,975,305     19,143,207

      NET INTEREST INCOME                              5,718,607      5,757,111     16,811,057     16,894,138
  Provision for loan losses                              130,565        115,284        380,528        441,540
                                                     --------------------------------------------------------
      NET INTEREST INCOME AFTER
       PROVISION FOR LOAN LOSSES                       5,588,042      5,641,827     16,430,529     16,452,598
                                                     --------------------------------------------------------

Non-Interest Income
  Service charges                                        216,755        162,199        633,257        514,585
  Gain on sale of securities available for sale           54,708         53,912        112,421        153,501
  Gain on sale of loans                                  201,791         31,055        590,623         33,395
  Other                                                  112,990        263,133        550,173        515,355
                                                     --------------------------------------------------------
      TOTAL NON-INTEREST INCOME                          586,244        510,299      1,886,474      1,216,836
                                                     --------------------------------------------------------

Non-Interest Expense
  Salaries and employee benefits                       1,643,802      1,602,929      4,828,058      4,523,529
  Net occupancy and equipment                            504,843        473,308      1,503,577      1,330,996
  Insurance and bonding                                  118,235        123,414        362,309        369,220
  State and local taxes                                  230,082        266,769        739,080        818,476
  Other                                                  551,227        589,406      1,879,871      1,694,852
                                                     --------------------------------------------------------
      TOTAL NON-INTEREST EXPENSE                       3,048,189      3,055,826      9,312,895      8,737,073
                                                     --------------------------------------------------------
      INCOME BEFORE INCOME TAXES
       AND MINORITY INTEREST                           3,126,097      3,096,300      9,004,108      8,932,361
                                                     --------------------------------------------------------

Income Tax Expense
  Federal                                              1,082,000      1,128,000      3,001,000      3,121,000
  State                                                    3,510              -         44,742              -

Minority interest in loss of
 consolidated subsidiaries                              (105,524)             -       (105,524)             -
                                                     --------------------------------------------------------

      NET INCOME                                     $ 2,146,111    $ 1,968,300    $ 6,063,890    $ 5,811,361
                                                     ========================================================
      BASIC EARNINGS PER SHARE                       $      0.31    $      0.26    $      0.84    $      0.77
                                                     ========================================================
      DILUTED EARNINGS PER SHARE                     $      0.30    $      0.25    $      0.81    $      0.74
                                                     ========================================================


See accompanying notes to consolidated financial statements


PART I:  FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS

FFY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)


                                                                 Nine months ended
                                                                     March 31,
                                                                1999           1998
                                                            --------------------------

Balance at July 1,                                          $84,215,701    $82,174,216

Net income                                                    6,063,890      5,811,361

Dividends paid, $.325 and $.2875 per share, respectively     (2,356,807)    (2,157,587)

Treasury stock purchased                                    (13,738,551)    (3,374,748)

Stock options exercised                                         525,106        211,050

Amortization of KSOP expense                                    291,780        305,100

Tax benefit related to exercise of stock options                306,903         82,991

Difference between average fair value per share and cost
 per share on KSOP shares committed to be released              663,844        614,483

Change in unrealized holding gain on securities
 available for sale, net                                       (524,862)       775,528
                                                            --------------------------

Balance at March 31,                                        $75,447,004    $84,442,394
                                                            ==========================


See accompanying notes to consolidated financial statements


PART I:  FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS

FFY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)


                                                                   Nine months ended
                                                                       March 31,
                                                                 1999            1998
                                                             ----------------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                    $  9,576,999    $  9,316,673

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturity of securities available for sale      10,697,077      14,727,605
  Proceeds from sales of securities available for sale         27,274,701      22,740,102
  Purchase of securities available for sale                  (107,864,491)    (73,551,693)
  Principal receipts on securities available for sale          22,448,087      16,754,310
  Net (increase) decrease in loans                             24,268,796      (3,394,078)
  Purchase of office properties and equipment                    (488,758)       (736,533)
  Other, net                                                     (121,295)         (6,767)
                                                             ----------------------------

NET CASH USED IN INVESTING ACTIVITIES                         (23,785,883)    (23,467,054)
                                                             ----------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in deposits                                     12,605,034       1,362,723
  Net increase (decrease) in short-term securities
   sold under agreements to repurchase                         (5,739,323)     23,667,366
  Net increase in long-term securities sold under
   agreements to repurchase                                             -      26,300,000
  Net decrease in short-term borrowed funds                   (11,885,000)    (11,455,000)
  Proceeds from long-term borrowed funds                       35,000,000               -
  Decrease in amounts due to bank                                (858,126)        (89,958)
  Net increase in advance payments by borrowers
   for taxes and insurance                                     (1,217,198)     (1,124,065)
  Treasury stock purchases                                    (13,738,551)     (3,374,748)
  Dividends paid                                               (2,356,807)     (2,157,587)
  Proceeds from stock options exercised                           525,106         211,050
  Other, net                                                      306,603        (339,131)
                                                             ----------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                      12,641,738      33,000,650
                                                             ----------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           (1,567,146)     18,850,269

CASH AND CASH EQUIVALENTS
  Beginning of period                                          10,075,182      10,007,755
                                                             ----------------------------
  End of period                                              $  8,508,036    $ 28,858,024
                                                             ============================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash payments of interest expense                          $ 17,816,678    $ 16,891,738
  Cash payments of income taxes                                 2,900,000       3,000,000
  Loans originated for sale                                    23,509,400       1,159,855
  Proceeds from sales of loans originated for sale             23,541,237       1,166,056


See accompanying notes to consolidated financial statements


PART I:  FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS

FFY FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      (a)  Principles of Consolidation:

           The interim consolidated financial statements of the Company include the accounts of FFY Financial Corp. (FFY or Holding Company) and its wholly-owned subsidiaries First Federal Savings Bank of Youngstown (First Federal or Bank) and FFY Holdings, Inc. The interim consolidated financial statements also include the accounts of First Real Estate, Ltd. and Daniel W. Landers Insurance Agency, Ltd., affiliates of which FFY Holdings, Inc. has a two-thirds controlling interest. All significant intercompany balances and transactions have been eliminated in consolidation.

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

      (c)  Earnings Per Share:

           The computation of basic and diluted earnings per share is shown in the following table.


                                                           Three months ended           Nine months ended
                                                                March 31,                   March 31,
                                                        ------------------------    ------------------------
                                                           1999          1998          1999          1998
                                                        ----------------------------------------------------

Basic earnings per share computation:
  Numerator   - Net income                              $2,146,111    $1,968,300    $6,063,890    $5,811,361
  Denominator - Weighted average common
                 shares outstanding (1)                  7,019,679     7,479,108     7,212,817     7,530,876
Basic earnings per share                                $     0.31    $     0.26    $     0.84    $     0.77
                                                        ====================================================

Diluted earnings per share computation:
  Numerator   - Net income                              $2,146,111    $1,968,300    $6,063,890    $5,811,361
  Denominator - Weighted average common
                 shares outstanding (1)                  7,019,679     7,479,108     7,212,817     7,530,876
                Dilutive effect of stock options (1)       227,403       282,434       236,712       279,448
                                                        ----------------------------------------------------
                Weighted average common shares
                 and common stock equivalents (1)        7,247,082     7,761,542     7,449,529     7,810,324
Diluted earnings per share                              $     0.30    $     0.25    $     0.81    $     0.74
                                                        ====================================================

<F1>  Weighted average common and common equivalent shares have been restated in accordance with Statement of Financial Accounting
      Standards (SFAS) No. 128 - Earnings per Share, to reflect a 100% stock dividend, effected in the form of a two-for-one split, declared on January 19, 1999.


      (d)  Reclassifications:

           Certain amounts in the prior period consolidated financial statements have been reclassified to conform with the current period's presentation.

(2)   EFFECT OF NEW FINANCIAL ACCOUNTING STANDARDS

      On July 1, 1998, the Company adopted the provisions of SFAS No. 130, Reporting Comprehensive Income. This statement establishes standards for reporting and display of comprehensive income and its components. Comprehensive income includes the reported net income of a company adjusted for items that are currently accounted for as direct entries to equity, such as the mark to market adjustment on securities available for sale, foreign currency items and minimum pension liability adjustments. At the Company, comprehensive income represents net income plus other comprehensive income net of taxes, which consists of the net change in unrealized gains or losses on securities available for sale for the period. Accumulated other comprehensive income represents the net unrealized gains or losses on securities available for sale as of the balance sheet dates. Other comprehensive income (loss) for the three and nine months ended March 31, 1999 was ($862,122) and ($524,862), respectively, compared to
      ($69,243) and $775,528, respectively, for the three and nine months ended March 31, 1998. Total comprehensive income for the three and nine months ended March 31, 1999 was $1,283,989 and $5,539,028, respectively, compared to $1,899,057 and $6,586,889, respectively, for the three and nine months ended March 31, 1998.

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


                        PART I: FINANCIAL INFORMATION
                             FFY FINANCIAL CORP.
                               MARCH 31, 1999


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following analysis discusses changes in the financial condition and results of operations at and for the three and nine months ended March 31, 1999 for the Company.

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

Year 2000

First Federal is highly dependent on the accuracy of computers and computer programs. The Year 2000 issue is the result of computer programs being written using two digits rather than four to define an applicable year. Any of a company's hardware, date-driven automated equipment, or computer programs that have date sensitive software could recognize a date using "00" as the year 1900 rather than the year 2000. This improper recognition could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in normal business activities. The Company's Technology and Facilities Committee is responsible for monitoring and achieving Year 2000 (Y2K) readiness for the Company and oversees a Y2K Committee. The Y2K Committee is headed by the Bank's Vice President of Operations and consists of members from the Bank's internal audit, information systems and user departments.

Over the past two and one-half years, the Company has been addressing Year 2000 issues. A significant part of Year 2000 readiness was converting the Bank's financial computer system to a new comprehensive software system to run the core banking operation. The conversion was successfully completed on April 27, 1998. The new financial computer system has been tested for Year 2000 readiness and the results were successful. Additionally, this new system allows First Federal to enhance its current services. It was determined that the Bank's previous financial computer system would be too costly to make Year 2000 ready and would hinder other program development. Another significant part of the Company's Year 2000 readiness includes contacting significant third party vendors who are required to provide evidence of their efforts to become Year 2000 ready. Management has evaluated each of the Company's significant vendor's Year 2000 readiness progress and considers them to be satisfactory. Management plans to have ongoing communications with such vendors to insure Year 2000 readiness. Although the Company has been assured of the readiness of its financial computer system and significant vendors' systems for the Year 2000, the Y2K Committee continues to test such systems for Year 2000 readiness for further assurance. The Company has and will continue to inform customers and employees regarding Year 2000 readiness. The Company plans to substantially complete the Year 2000 readiness project by June 30, 1999; however, continued efforts such as testing, vendor contacts, customer and employee awareness will continue throughout the Year 2000.

The Company has incurred cash outlays of approximately $755,000 through March 31, 1999, including $429,000 for the new comprehensive software system, in connection with the Year 2000 readiness project. Management estimated the total cost of Year 2000 compliance issues would be approximately $1.0 million, which is being funded through operations. The total cost of the Year 2000 project is not expected to have a material impact on the Company's results of operations.

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

The Company is currently finalizing a written contingency plan and expects it to be substantially complete by June 30, 1999. The plan is being developed for a general failure of the Company's systems and specific contingency plans will be developed for each critical application and vendor. The Company currently has contingency plans to replace significant vendors that may have Year 2000 difficulties in addition to replacing the vendors or suppliers the Company cannot test.

The dates and costs of the Year 2000 remediation process are based on management's best estimates. Management believes that the Company's Year 2000 efforts will be resolved on a timely and cost-efficient basis and does not anticipate that the Company's additional efforts regarding Year 2000 compliance will have a material impact on its financial condition, results of operations, liquidity and capital resources. There can be no guarantee, however, that such estimates and assumptions will be achieved and actual results could differ materially from those estimates.

Financial Condition

General. Total assets at March 31, 1999 were $658.3 million compared to $651.7 million at June 30, 1998, an increase of $6.6 million, or 1.0%. The increase was primarily an increase in securities available for sale partially offset by a decline in loans receivable. Total liabilities at March 31, 1999 were $582.8 million compared to $567.5 million at June 30, 1998, an increase of $15.3 million, or 2.7%. The increase was primarily attributable to increases in deposits and long-term borrowings, partially offset by declines in short-term securities sold under agreements to repurchase (repurchase agreements), short-term borrowings and other payables and accrued expenses.

Securities. The Company's securities portfolio increased $30.9 million, or 21.9%, during the first nine months of fiscal year 1999, and totaled $171.7 million at March 31, 1999 compared to $140.8 million at June 30, 1998. The increase over the nine month period primarily consisted of security purchases totaling $92.5 million partially offset by $27.3 million, $10.7 million and $22.4 million in sales, maturities and principal receipts on mortgage-backed securities, respectively. Security purchases on the Company's March 31, 1999 Statement of Cash Flows includes securities that were recorded on the trade date in June 1998, but did not settle until July 1998. The increase in securities was primarily funded by increased borrowings as part of management's strategy to maximize net interest income. At March 31, 1999, fair value of the securities portfolio consisted of 47.7% in mortgage-backed securities, 19.9% in federal agency obligations, 15.9% in municipal securities, 14.3% in trust preferred securities and 2.2% in equity securities.

Loans. Net loans receivable, including loans available for sale, declined $24.0 million, or 5.0%, and totaled $458.5 million at March 31, 1999 compared to $482.5 million at June 30, 1998. The decline in the loan portfolio was attributable to (i) repayments on $17.1 million in short-term consumer loans made to customers in June 1998 to fund their stock subscriptions in a local financial institution's initial public offering and
(ii) loans sold in the secondary market, as opposed to being retained in First Federal's portfolio in the current low interest rate environment. Adjustable-rate loans continued to grow within the Bank's loan portfolio.
At March 31, 1999, adjustable-rate loans totaled 40.3% of gross loans compared to 32.5% of gross loans at June 30, 1998. Management's effort to minimize the impact of interest rate changes is reflected in the increase in adjustable-rate loans, primarily in the one-to-four family portfolio. The Bank's loan portfolio composition continued to be primarily in one-to-four family mortgages, representing 72.1% of the gross loan portfolio at March 31, 1999 compared to 71.7% of the gross loan portfolio at June 30, 1998.

Loan originations during the first nine months of fiscal year 1999 totaled $111.9 million compared to $87.8 million during the first nine months of fiscal year 1998. The increase in loan originations is largely attributable to the Bank's secondary market operation which accounted for $23.5 of current year originations. Mortgage loans for the purchase, construction or refinance of one-to-four family homes in the Bank's market continued to represent the largest segment of its loan originations. During the nine months ended March 31, 1999, one-to-four family loan originations, including the construction of one-to-four family homes were $62.0 million, or 55.4% of total originations; multi-family residential, commercial real estate and development loan originations were $14.9 million, or 13.3% of total originations; and consumer loan originations were $35.0 million, or 31.3% of total originations.

The Bank's secondary market mortgage lending operation, which began in December 1997, is designed to originate and sell qualifying loans to Fannie Mae in an effort to access that portion of the mortgage market that is currently serviced by secondary market lenders. Currently, the Bank only sells fixed-rate loans to Fannie Mae. The Bank sold 348 loans during the nine months ended March 31, 1999, resulting in a pre-tax gain of $591,000. Management anticipates increased activity in secondary market mortgage lending as long as market conditions allow it to be profitable.

Deposits. Deposits increased $12.5 million, or 2.8%, during the first nine months of fiscal year 1999 and totaled $456.5 million at March 31, 1999 compared to $444.0 million at June 30, 1998. Deposit outflows occurred during June 1998 as a result of customers funding their stock subscriptions in an initial public offering by a local financial institution. However, since June 30, 1998, the Bank was successful in obtaining funds by offering higher-yield short-term certificates of deposit. The Bank's 10-month certificate of deposit special with an annual percentage yield of 5.10% accumulated a balance of $53.0 million through March 31, 1999. Overall, certificate accounts increased $3.6 million since June 30, 1998. First Federal also introduced a new money market product in November 1997 for customers who are generally interest rate conscious and want to keep their funds liquid. At March 31, 1999, this new money market product had a balance of $21.0 million compared to a balance of $11.5 million at June 30, 1998. Overall, money market accounts increased $8.0 million since June 30, 1998. NOW accounts grew $1.9 million, whereas passbook accounts declined $1.0 million during the first nine months of fiscal year 1999. The weighted average cost of deposits was 4.33% and 4.63% at March 31, 1999 and June 30, 1998, respectively.

Repurchase Agreements. Short-term repurchase agreements declined $5.8 million during the first nine months of fiscal year 1999 and totaled $7.3 million at March 31, 1999 compared to $13.1 million at June 30, 1998. The reduction in short-term repurchase agreements was due to the maturity of an agreement in February 1999. This reduction was funded by the decline in cash and cash equivalents from $13.8 million at February 28, 1999 to $8.5 million at March 31, 1999. One short-term repurchase agreement remains on the Bank's books at March 31, 1999 with a rate of 5.0%.

Borrowed Funds. Borrowed funds increased $23.1 million during the first nine months of fiscal year 1999 and totaled $57.1 million at March 31, 1999 compared to $34.0 million at June 30, 1998. Both short- and long-term borrowings consist of advances from the Federal Home Loan Bank (FHLB) of Cincinnati. Borrowed funds are managed within the Company's guidelines for asset/liability management, profitability and overall growth objectives. The increase in borrowed funds was primarily used to fund the growth in securities.

Other Liabilities. Other payables and accrued expenses declined $13.4 million during the first nine months of fiscal year 1999, primarily from customers' short-term loan repayments (see "Loans" above) in July 1998, and totaled $9.1 million at March 31, 1999 compared to $22.5 million at June 30, 1998. The decline was primarily due to $16.1 million in securities purchases recorded on the trade date in June 1998 that did not settle until July 1998, partially offset by an increase in accrued interest on deposits totaling $2.3 million.

Stockholders' Equity. Total stockholders' equity declined $8.8 million during the first nine months of fiscal year 1999 and totaled $75.4 million at March 31, 1999 compared to $84.2 million at June 30, 1998. This decline resulted principally from stock repurchases, dividends paid to shareholders and a decline in holding gains on available-for-sale securities totaling $13.7 million, $2.4 million and $525,000, respectively, partially offset by net income for the nine months ended March 31, 1999 of $6.1 million and other increases of $1.8 million consisting of stock option exercises, amortization and tax benefits associated with employee benefits and KSOP accounting. On January 19, 1999, the Company announced a 100% stock dividend, which is equivalent to a two-for-one stock split, that was paid on March 5, 1999 to shareholders of record on February 19, 1999. The Company used its 2.8 million treasury shares and issued an additional 959,000 shares to pay for the stock dividend. Proper accounting treatment to record these transactions warranted the decline in additional paid in capital and retained earnings, but did not affect total stockholders' equity. On February 10, 1999, the Company announced the completion of its share repurchase that was announced on October 7, 1998. On February 16, 1999, the Company announced its intention to repurchase 10%, or 758,936 shares of its then outstanding common stock in open market transactions over a twelve month period beginning February 23, 1999. As of April 20, 1999, 354,336 shares had been repurchased at an average price of $18.13 per share.

Results of Operations

Comparison of the Three and Nine Months Ended March 31, 1999 and 1998

General. The Company recorded net income of $2.1 million, or $0.30 per diluted share for the three months ended March 31, 1999 compared to net income of $2.0 million, or $0.25 per diluted share for the same three month period last year. This represents a 9.0% increase in net income and a 20.0% increase in diluted earnings per share comparing the three month periods. For the nine months ended March 31, 1999, the Company recorded net income of $6.1 million, or $0.81 per diluted share compared to $5.8 million, or $0.74 per diluted share for the nine months ended March 31, 1998. This represents a 4.3% increase in net income and a 9.5% increase in diluted earnings per share comparing the nine month periods. The Company's annualized return on average assets and return on average equity for the three months ended March 31, 1999 were 1.29% and 10.86%, respectively, compared to 1.27% and 9.45% for the three months ended March 31, 1998. The Company's annualized return on average assets and return on average equity for the nine months ended March 31, 1999 were 1.22% and 9.91%, respectively, compared to 1.26% and 9.33% for the nine months ended March 31, 1998.

Interest Income. Interest income totaled $12.2 million for the three months ended March 31, 1999 compared to $12.1 million for the three months ended March 31, 1998, representing an increase of $166,000, or 1.4%. This increase was primarily a volume increase in securities, partially offset by yield declines in securities and loans. The average balance of total interest-earning assets for the three months ended March 31, 1999 and 1998 was $644.2 million and $600.0 million, respectively. The weighted average yield on total interest-earning assets for the three months ended March 31, 1999 and 1998 was 7.73% and 8.11%, respectively. For the nine months ended March 31, 1999, interest income totaled $36.8 million compared to $36.0 million for the nine months ended March 31, 1998, an increase of $749,000, or 2.1%. This increase was primarily volume increases in securities and loans, partially offset by yield declines in securities and loans and a volume decline in other interest-earning assets. The average balance of total interest-earning assets for the nine months ended March 31, 1999 and 1998 was $639.2 million and $593.6 million, respectively. The weighted average yield on total interest-earnings assets for the nine months ended March 31, 1999 and 1998 was 7.79% and 8.14%, respectively. The current year increases in average interest-earning assets over the prior year primarily reflect increases in Federal agency obligations, tax-exempt securities and trust preferred securities, which were primarily funded with increases in repurchase agreements and borrowings. The current year declines in yield primarily reflect decreased yields on securities and loans which was largely the result of redeploying proceeds from a high level of loan prepayments on mortgage-backed securities and loan refinances.

Interest Expense. Interest expense totaled $6.5 million for the three months ended March 31, 1999 compared to $6.3 million for the three months ended March 31, 1998, representing an increase of $205,000, or 3.2%. This increase was primarily volume increases in deposits, long-term repurchase agreements and long-term borrowed funds, partially offset by rate declines in deposits, short-term repurchase agreements and short-term borrowed funds. The average balance of total interest-bearing liabilities for the three months ended March 31, 1999 and 1998 was $570.4 million and $523.4 million, respectively. The weighted average rate paid on total interest-bearing liabilities for the three months ended March 31, 1999 and 1998 was 4.57% and 4.83%, respectively. For the nine months ended March 31, 1999, interest expense totaled $20.0 million compared to $19.1 million for the nine months ended March 31, 1998, an increase of $832,000, or 4.3%. This increase was volume increases in long-term repurchase agreements and short- and long-term borrowed funds, partially offset by rate declines in all interest-bearing liabilities, except for long-term borrowed funds, which had no activity during last fiscal year. The average balance of total interest-bearing liabilities for the nine months ended March 31, 1999 and 1998 was $561.8 million and $517.1 million, respectively. The weighted average rate paid on total interest-bearing liabilities for the nine months ended March 31, 1999 and 1998 was 4.74% and 4.94%, respectively. The current year growth in average interest-bearing liabilities over the prior year was used to fund the growth in interest-earning assets mentioned above. The current year declines in rate primarily reflect a reduction in market rates.

Net Interest Income. Net interest income totaled $5.7 million for the three months ended March 31, 1999, a decline of $39,000, or 0.7%, compared to the three months ended March 31, 1998. The Company's net interest margin (net interest income as a percentage of average interest-earning assets) was 3.67% for the three months ended March 31, 1999, down 22 basis points from 3.89% for the three months ended March 31, 1998. Net interest income totaled $16.8 million for the nine months ended March 31, 1999, a decline of $83,000, or 0.5%, compared to the nine months ended March 31, 1998. The Company's net interest margin was 3.62% for the nine months ended March 31, 1999, down 22 basis points from 3.84% for the nine months ended March 31, 1998. The decline in net interest margin was due mainly to the current interest rate environment and the funding of growth in average interest-earning assets with increased average borrowings and repurchase agreements. These sources of funds tend to have a higher cost than core deposits.

Provision for Loan Losses. The provision for loan losses totaled $131,000 and $381,000 for the three and nine months ended March 31, 1999, respectively, compared to $115,000 and $442,000 for the same periods last year. The provision for loan losses reflects management's evaluation of the underlying credit risk of the Bank's loan portfolio to provide for an adequate level of allowance for loan losses. The Bank's allowance for loan losses at March 31, 1999 totaled 75.6% and 0.6% of non-performing loans and gross loans outstanding, respectively. This compares to an allowance for loan losses totaling 82.4% and 0.6% of non-performing loans and gross loans outstanding, respectively, at June 30, 1998. Future additions to the allowance for loan losses will be dependent on a number of factors, including the performance of the Bank's loan portfolio, the economy, changes in interest rates and the effect of such changes on real estate values and inflation. Management believes that the allowance for loan losses was adequate at March 31, 1999.

Non-Interest Income. Non-interest income totaled $586,000 for the three months ended March 31, 1999, an increase of $76,000 compared to the same prior year period. This increase is primarily attributable to the Bank's secondary market mortgage operation, which began in December 1997. Gains from loan sales totaled $202,000 for the three months ended March 31, 1999 compared to $31,000 for the three months ended March 31, 1998. Partially offsetting the gain from loan sales for the current quarter was a decline in commissions from credit life sales and the activities of FFY Holdings, Inc., namely a decline in revenues from its real estate affiliates (see Item 5 -
Other Information on page 16 of this Form 10-Q).   For the nine months ended
March 31, 1999, non-interest income totaled $1.9 million, an increase of $670,000 compared to the same prior year period. Mostly contributing to this increase comparing the nine month periods is an increase in gains from loan sales of $557,000. Other factors affecting the nine-month growth in non-interest income are increases in service fee income, namely from NOW accounts, loan extension fees and debit cards, partially offset by a decline in the gain on sale of securities.

Non-Interest Expense. Non-interest expense totaled $3.0 million for the three months ended March 31, 1999, a decline of $8,000 compared to the same prior year period. Most components of non-interest expense remained relatively constant comparing the three months ended March 31, 1999 and 1998, except for the inclusion of FFY Holding's insurance affiliate, Daniel
W. Landers Insurance Agency, Ltd. (Landers), which began operations on April 1, 1998. Largely offsetting the activities of Landers are declines in medical benefits, franchise taxes and professional fees. For the nine months ended March 31, 1999, non-interest expense totaled $9.3 million, an increase of $576,000 compared to the same prior year period. Increases comparing the nine month periods include the activities of Landers as well as increased depreciation, advertising and loan expenses at the Bank. Additionally, severance pay was awarded to a long-tenured company officer in December 1998 as a result of her retirement. Partially offsetting the aforementioned increases were declines in professional fees and franchise taxes. The Company's efficiency ratio (operating expenses excluding goodwill amortization as a percentage of net interest income plus non-interest income excluding gains/losses from securities sales) totaled 47.8% and 49.8% for the three and nine months ended March 31, 1999 compared to 49.1% and 48.6% for the three and nine months ended March 31, 1998.

Income Taxes. Federal income taxes totaled $1.1 million for both the three months ended March 31, 1999 and 1998. For the nine months ended March 31, 1999, federal income tax expense totaled $3.0 million compared to $3.1 million for the same period last year. The decline in federal income taxes comparing the nine months ended March 31, 1999 and 1998 was due to a decline in the Company's effective tax rate, which was attributable to increased income from tax-exempt securities.

Minority Interest. Minority interest in loss of consolidated subsidiaries, which is now being separately stated on the statement of income, totaled $106,000 for the nine months ended March 31, 1999. Minority interest represents the portion of the net loss from the real estate and insurance affiliates not owned by FFY Holdings, Inc. The real estate and insurance affiliates are consolidated in the Company's financial statements. See Item 5 - Other Information on page 16 of this Form 10-Q regarding the formation of a new real estate company.

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

Federal regulations, which became effective November 24, 1997, require the Bank to maintain minimum levels of liquid assets in each calendar quarter of not less than 4% of either (i) its liquidity base at the end of the preceding quarter, or (ii) the average daily balance of its liquidity base during the preceding quarter. The new federal regulations decreased the minimum liquidity requirement from 5%, removed the 1% short-term liquidity requirement, expanded categories of liquid assets and reduced the liquidity base. The Bank's liquidity exceeded the applicable liquidity requirement at March 31, 1999. Simply meeting the liquidity requirement does not automatically mean the Bank has sufficient liquidity for a safe and sound operation. The rule includes a separate requirement that each thrift must maintain sufficient liquidity to ensure its safe and sound operation. Thus, adequate liquidity may vary depending on the Bank's overall asset/liability structure, market conditions, the activities of competitors, and the requirements of its own deposit and loan customers. Management believes the Bank's liquidity is sufficient.

Liquidity management is both a daily and long-term responsibility of management. The Bank adjusts its investments in liquid assets based upon management's assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-earning deposits and securities and (iv) the objective of its asset/liability management program. Along with its liquid assets, the Bank has additional sources of liquidity available including, but not limited to, loan repayments, the ability to obtain deposits through offering above market interest rates and access to advances from the Federal Home Loan Bank of Cincinnati (FHLB).

The primary investing activities of the Bank and/or Company are originating loans and purchasing securities. A decline in the Bank's loan portfolio provided $24.3 million whereas the growth in the securities portfolio used $47.4 million during the nine months ended March 31, 1999. The decline in loans was the result of current period payoffs of short-term loans outstanding at June 30, 1998 and loans being sold in the secondary market - see "Financial Condition" above. Generally, during periods of general interest rate declines, the Bank would be expected to experience increased loan prepayments, which would likely be reinvested at lower interest rates. During a period of increasing interest rates, loan prepayments would be expected to decline, reducing funds available for investment at higher interest rates.

The primary financing activities of the Bank are deposits, repurchase agreements and borrowings. Deposit accounts and borrowed funds provided $12.6 million and $23.1 million, respectively, during the nine months ended March 31, 1999 and repurchase agreements used $5.7 million during the same period.

Capital Resources

Office of Thrift Supervision (OTS) regulations require savings institutions to maintain certain minimum levels of regulatory capital. An institution that fails to comply with its regulatory capital requirements must obtain OTS approval of a capital plan and can be subject to a capital directive and certain restrictions on its operations. At March 31, 1999, the minimum regulatory capital regulations require institutions to have tangible capital to total tangible assets of 1.5%; a minimum leverage ratio of core (Tier 1) capital to total adjusted tangible assets of 3.0%; and a minimum ratio of total capital (core capital and supplementary capital) to risk weighted assets of 8.0%, of which 4.0% must be core capital.

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

At March 31, 1999, the Bank meets all capital adequacy requirements to which it is subject. Further, the most recent OTS notification categorized the Bank as a well-capitalized institution under the prompt corrective action regulations. There have been no conditions or events since that notification that management believes have changed the Bank's capital classification.

The following is a reconciliation of the Bank's GAAP and Regulatory capital, and a summary of the Bank's actual capital ratios compared with the OTS minimum bank capital adequacy requirements and their requirements for classification as well capitalized at March 31, 1999:


                                                                         Tier-1        Tier-1         Total
                                                 Equity      Tangible     Core       Risk-Based    Risk-Based
(dollars in thousands)                           Capital      Equity     Capital       Capital       Capital
-------------------------------------------------------------------------------------------------------------

GAAP Capital                                     $ 54,355    $ 54,355    $ 54,355    $ 54,355      $ 54,355
Accumulated losses (gains) on certain
 securities available for sale, net                               252         252         252           252
General loan valuation allowances                                   -           -           -         2,406
Other, net                                                       (266)       (266)       (266)       (1,490)
                                                             ----------------------------------------------
Regulatory capital                                             54,341      54,341      54,341        55,523
Total assets                                      641,960
Adjusted total assets                                         641,985     641,985
Risk-weighted assets                                                                  397,248       397,248
                                                 ----------------------------------------------------------
Actual capital ratio                                 8.47%       8.46%       8.46%      13.68%        13.98%

Minimum capital adequacy requirements                            1.50%       3.00%                     8.00%

Regulatory capital category
  Well capitalized - equal to or greater than                                5.00%       6.00%        10.00%
-----------------------------------------------------------------------------------------------------------



Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There were no material changes in information about market risk that was provided in the 1998 Annual Report to Shareholders, which was incorporated by reference into the Company's 1998 Annual Report on Form 10-K.


                         PART II:  OTHER INFORMATION
                             FFY FINANCIAL CORP.
                               MARCH 31, 1999

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


Item 4.    Submission of Matters to a Vote of Security Holders

None to be reported.


Item 5.    Other Information

On January 15, 1999, FFY announced the formation of a new real estate affiliate combining the operations of its existing real estate affiliate, First Real Estate, Ltd. with Coldwell Banker United Group Realtors to form Coldwell Banker FFY Real Estate. Operations began on February 1, 1999. This new affiliate is 1/3 owned by FFY Holdings, Inc. and is accounted for using the equity method of accounting.


Item 6.    Exhibits and Reports on Form 8-K

A.   Exhibits - Exhibit 27 - Financial Data Schedule.

B. Reports on Form 8-K - On January 19, 1999, the Registrant announced earnings of $2.0 million, or $0.27 per diluted share for the quarter ended December 31, 1998. The Registrant also announced a 100% stock dividend and its regular quarterly dividend of $0.225 per share, to be paid prior to the record date of the 100% stock dividend.

Pursuant the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  FFY Financial Corp.

Date:  May 14, 1999               By: /s/ Jeffrey L. Francis
                                      -------------------------------------
                                      Jeffrey L. Francis
                                      President and Chief Executive Officer
                                      (Principal Executive Officer)



Date:  May 14, 1999               By: /s/ Therese Ann Liutkus
                                      -------------------------------------
                                      Therese Ann Liutkus
                                      Treasurer and Chief Financial Officer
                                      (Principal Financial and
                                      Accounting Officer)