Form 10-K
period 1999-06-30
FFY FINANCIAL CORP
filed 1999-09-27
CIK 898757

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended June 30, 1999

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______________ to _______________

      Commission File Number 0-21638

                          FFY FINANCIAL CORPORATION
                          -------------------------
           (Exact Name of Registrant as Specified in its Charter)

               Delaware                                  34-1735753
               --------                                  ----------
   (State or Other Jurisdiction of                      (IRS Employer
    Incorporation or Organization)                  Identification Number)

               724 Boardman-Poland Rd., Youngstown, Ohio 44512
               -----------------------------------------------
            (Address and Zip Code of Principal Executive Offices)

      Registrant's telephone number, including area code: (330) 726-3396
                             ___________________

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

As of August 31, 1999, the Registrant had 6,991,165 shares of Common Stock issued and outstanding.

The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the bid and asked price of such stock as of August 31, 1999 was $95.1 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.)


                     DOCUMENTS INCORPORATED BY REFERENCE

Parts II and IV of Form 10-K - Annual Report to Stockholders for the fiscal year ended June 30, 1999.

Part III of Form 10-K - Proxy Statement for Annual Meeting of Stockholders to be held in 1999.

                                   PART I

Forward-Looking Statements

When used in this Form 10-K, or, in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Bank's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Bank's market area and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Year 2000

Refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations - Year 2000" contained in the Annual Report of Stockholders included as Exhibit 13 herein.

Item 1.  Business

General. FFY Financial Corp. (FFYF or Company) is a holding company incorporated under the laws of the State of Delaware and is engaged in the financial services business through its wholly-owned subsidiaries, First Federal Savings Bank of Youngstown (First Federal or Bank), a federally chartered stock savings bank, and FFY Holdings, Inc. In June 1993, the Bank converted from a federally-chartered mutual savings institution to a stock savings institution and, as part of the conversion, the Company acquired all of the outstanding common stock of the Bank. First Federal operates 10 full service banking facilities and 3 limited banking facilities in Mahoning and Trumbull Counties, Ohio. At June 30, 1999, the Company had total consolidated assets of $675.7 million.

The business of the Company currently consists primarily of the business of First Federal. The holding company structure, however, provides FFYF with greater flexibility than the Bank has to diversify its business activities, through existing or newly formed subsidiaries, or through acquisitions or mergers of both mutual and stock thrift institutions as well as other companies. In August 1997, FFY Holdings, Inc. was formed, as a wholly-owned subsidiary of FFYF, for the purpose of investing in entities that offer expanded financial services to customers. In September 1997 and April 1998, the Company announced real estate and insurance affiliations through investments of FFY Holdings, Inc. Currently, there are no arrangements, understandings or agreements regarding any acquisitions or mergers; however, the Company is in a position, subject to regulatory restrictions, to take advantage of any favorable acquisition or merger opportunity that may arise. First Federal provides a variety of banking services to its customers other than its primary business activities of making loans and accepting deposits.

Market Area. First Federal conducts operations through its main office in Youngstown, Ohio, which is located approximately 75 miles northwest of Pittsburgh, PA and 75 miles southeast of Cleveland, OH, and through its 12 other banking offices in Ohio. Ten of First Federal's office locations, including the main office, are in Mahoning County and three office locations are in Trumbull County. Mahoning County is considered to be the Company's primary market area. The Youngstown-Warren area (Mahoning and Trumbull Counties) makes up the 7th largest metropolitan statistical area in the State of Ohio. First Federal also has customers in Columbiana County although there are no office locations in that county. According to the latest census information, approximately 591,000 people live in the Youngstown-Warren area.

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

Lending Activities

General. The largest component of the Bank's gross loan portfolio has historically been first mortgage loans secured by one- to four-family residences. As part of the Company's strategy to manage interest rate risk, the Bank emphasizes the origination of adjustable-rate mortgage (ARM) loans or shorter-term fixed rate loans for its own portfolio. The Bank also offers 15 and 30 year fixed-rate loans which, if they qualify, are generally sold on the secondary market to Fannie Mae. Multi-family, commercial, construction and consumer loans with higher yields than traditional one- to four- family loans are also offered by the Bank.

Certain officers of the Bank have individual loan approval authority for amounts up to $240,000. Loans that are greater than $240,000 and up to $500,000 must be approved by either the Vice President in charge of lending or a committee comprised of officers of the Bank. Loans greater than $500,000 must be approved by the Executive Committee of the Board of Directors and loans greater than $1 million must be approved by the Board of Directors. All loans, once approved, are reviewed by the Board of Directors.

The Bank's loans-to-one-borrower limit is generally 15% of unimpaired capital and surplus. At June 30, 1999, the maximum amount which the Bank could have lent under this limit to any one borrower and the borrower's related entities was approximately $7.7 million. At June 30, 1999, the Bank had no loans or groups of loans to related borrowers with outstanding balances in excess of this amount. The largest lending relationship at June 30, 1999 totaled $5.6 million which is primarily secured by office buildings located in Ohio. There are 23 other lending relationships ranging from $1.1 million to $3.3 million with an aggregate total of $39.2 million. At June 30, 1999, all such loans were performing in accordance with their terms except for one lending relationship of six loans with an aggregate outstanding balance of $2.4 million as of the balance sheet date. Refer to "Troubled Debt Restructurings and Other Loans of Concern" contained herein.

Loan Portfolio Composition. The following table sets forth information concerning the composition of the Bank's loan portfolio in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowances for losses) as of the dates indicated.

                                                                           June 30,
                            ------------------------------------------------------------------------------------------------------
                                   1999                 1998                 1997                 1996                 1995
                            ------------------   ------------------   ------------------   ------------------   ------------------
                             Amount    Percent    Amount    Percent    Amount    Percent    Amount    Percent    Amount    Percent
                             ------    -------    ------    -------    ------    -------    ------    -------    ------    -------
                                                                    (Dollars in Thousands)

Real Estate Loans:
  One- to four -family(1)   $335,064    71.70%   $354,202    71.65%   $349,053   73.59%    $334,307    73.64%   $308,774    74.45%
  Multi-family                15,579     3.33%     15,659     3.17%     16,294    3.44%      15,934     3.51%     15,157     3.65%
  Commercial                  33,710     7.21%     28,606     5.79%     30,997    6.53%      29,024     6.39%     28,304     6.82%
  Construction and
   development                28,085     6.01%     23,999     4.85%     23,179    4.88%      22,636     4.99%     20,491     4.94%
                            ------------------------------------------------------------------------------------------------------
      Total real estate
       loans                 412,438    88.25%    422,466    85.46%    419,523   88.44%     401,901    88.53%    372,726    89.86%
                            ------------------------------------------------------------------------------------------------------

Consumer Loans:
  Deposit account              1,195     0.26%      1,341     0.27%      1,240    0.26%       1,115     0.25%      1,090     0.26%
  Automobile                   8,480     1.81%     12,161     2.46%     16,349    3.45%      17,245     3.80%      8,380     2.02%
  Home equity                 37,877     8.11%     37,912     7.67%     33,269    7.01%      29,783     6.56%     29,711     7.17%
  90-day notes                 3,416     0.73%     17,677     3.58%      1,323    0.28%       1,441     0.32%        907     0.22%
  Other                        3,944     0.84%      2,791     0.56%      2,646    0.56%       2,479     0.54%      1,949     0.47%
                            ------------------------------------------------------------------------------------------------------
      Total consumer
       loans                  54,912    11.75%     71,882    14.54%     54,827   11.56%      52,063    11.47%     42,037    10.14%
                            ------------------------------------------------------------------------------------------------------

      Total loans            467,350   100.00%    494,348   100.00%    474,350   100.00%    453,964   100.00%    414,763   100.00%
                                       ======               ======               ======               ======               ======

Less:
  Loans in process            (7,969)              (6,557)              (7,861)              (8,830)              (6,346)
  Deferred fees and
   discount                   (2,455)              (2,588)              (2,815)              (2,905)              (3,594)
  Allowance for losses        (2,645)              (2,740)              (2,962)              (3,439)              (3,159)
                            --------             --------             --------             --------             --------
      Total loans
       receivable, net(1)   $454,281             $482,463             $460,712             $438,790             $401,664
                            ========             ========             ========             ========             ========

___________________

<F1>  1999 amount includes $442 in loans available for sale.

The following table shows the composition of the Bank's loan portfolio by fixed and adjustable rates at the dates indicated.

                                                                           June 30,
                            ------------------------------------------------------------------------------------------------------
                                   1999                 1998                 1997                 1996                 1995
                            ------------------   ------------------   ------------------   ------------------   ------------------
                             Amount    Percent    Amount    Percent    Amount    Percent    Amount    Percent    Amount    Percent
                             ------    -------    ------    -------    ------    -------    ------    -------    ------    -------
                                                                     (Dollars in Thousands)

Fixed-Rate Loans:
  Real estate:
    One- to four
     -family(1)             $165,529    35.42%   $217,075    43.91%   $260,128    54.84%   $268,816    59.21%   $246,036    59.32%
    Multi-family               9,610     2.05%      3,965     0.80%      3,969     0.84%      3,624     0.79%      5,256     1.27%
    Commercial                27,756     5.94%     24,533     4.96%     24,498     5.16%     23,784     5.24%     23,818     5.74%
    Construction and
     development              24,665     5.28%     21,087     4.27%     23,179     4.88%     22,636     4.99%     20,461     4.93%
                            ------------------------------------------------------------------------------------------------------
      Total fixed-rate
       real estate loans     227,560    48.69%    266,660    53.94%    311,774    65.72%    318,860    70.23%    295,571    71.26%
  Consumer - fixed-rate       48,328    10.34%     67,243    13.60%     52,013    10.97%     50,081    11.03%     40,870     9.85%
                            ------------------------------------------------------------------------------------------------------
      Total fixed-rate
       loans                 275,888    59.03%    333,903    67.54%    363,787    76.69%    368,941    81.26%    336,441    81.11%

Adjustable-Rate Loans:
  Real estate:
    One- to four -family     169,535    36.28%    137,127    27.74%     88,925    18.75%     65,491    14.43%     62,738    15.13%
    Multi-family               5,969     1.28%     11,694     2.37%     12,325     2.60%     12,310     2.71%      9,901     2.39%
    Commercial                 5,954     1.27%      4,073     0.82%      6,499     1.37%      5,240     1.16%      4,486     1.08%
    Construction and
     development               3,420     0.73%      2,912     0.59%          -        -           -        -          30     0.01%
                            ------------------------------------------------------------------------------------------------------
      Total adjustable-rate
       real estate loans     184,878    39.56%    155,806    31.52%    107,749    22.72%     83,041    18.30%     77,155    18.61%
  Consumer - adjustable-rate   6,584     1.41%      4,639     0.94%      2,814     0.59%      1,982     0.44%      1,167     0.28%
                            ------------------------------------------------------------------------------------------------------
      Total adjustable-rate
       loans                 191,462    40.97%    160,445    32.46%    110,563    23.31%     85,023    18.74%     78,322    18.89%
                            ------------------------------------------------------------------------------------------------------
      Total loans            467,350   100.00%    494,348   100.00%    474,350   100.00%    453,964   100.00%    414,763   100.00%
                                       ======               ======               ======               ======               ======

Less:
  Loans in process            (7,969)              (6,557)              (7,861)              (8,830)              (6,346)
  Deferred fees and
   discounts                  (2,455)              (2,588)              (2,815)              (2,905)              (3,594)
  Allowance for losses        (2,645)              (2,740)              (2,962)              (3,439)              (3,159)
                            --------             --------             --------             --------             --------
      Total loans
       receivable, net(1)   $454,281             $482,463             $460,712             $438,790             $401,664
                            ========             ========             ========             ========             ========

___________________

<F1>  1999 amount includes $442 in loans available for sale.

The following schedule illustrates the interest rate sensitivity of the Bank's loan portfolio at June 30, 1999. Loans which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract matures. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

                                                      Real Estate
                    ------------------------------------------------------------------------
                         One- to                                            Construction and
                       four -family      Multi-family       Commercial         Development        Consumer             Total
                     ----------------  ----------------  -----------------  ----------------  -----------------  -----------------
                             Weighted          Weighted           Weighted          Weighted           Weighted           Weighted
                              Average           Average            Average           Average            Average            Average
                     Amount    Rate    Amount    Rate    Amount     Rate    Amount    Rate    Amount     Rate     Amount    Rate
                     ------  --------  ------  --------  ------   --------  ------  --------  ------   --------   ------  --------
                                                              (Dollars in Thousands)
   Due During
 Periods Ending
    June 30,
 --------------

2000(1)             $    141   8.36%   $     -      -    $   100   11.15%   $11,312   8.03%   $ 5,574   10.38%   $ 17,127   8.82%
2001 to 2004          12,830   7.91%     2,370   8.92%     3,487    8.11%    15,871   8.78%    24,195    9.36%     58,753   8.79%
2005 and following   322,093   7.59%    13,209   8.79%    30,123    8.86%       902   6.91%    25,143    9.49%    391,470   7.85%
                    --------           -------           -------            -------           -------            --------
                    $335,064           $15,579           $33,710            $28,085           $54,912            $467,350
                    ========           =======           =======            =======           =======            ========

The total amount of loans due after June 30, 2000 which have predetermined interest rates is $289.5 million, while the total amount of loans due after such dates which have floating or adjustable interest rates is $160.7 million.

___________________
[FN]
<F1>  Includes overdraft loans.

One- to four -family Residential Real Estate Lending

The cornerstone of the Bank's lending program has been the origination of permanent loans, to be held in its portfolio, secured by mortgages on owner-occupied, one- to four -family residences. The Bank has generally limited its real estate loan originations to properties within its market area. As of June 30, 1999, all one- to four -family residential loans were secured by properties located in the Bank's market area. The Bank originates both fixed-rate and ARM loans with terms up to 30 years with its focus primarily on ARM originations as part of its asset/liability management. The level of fixed-rate originations is generally affected by market rates, customer preference and competition. The Bank has been successful in originating 7/1-year ARMs which are fixed for seven years and convert to a one-year ARM in the eighth year. At June 30, 1999, $90.8 million, or 19.4% of the Bank's gross loan portfolio consisted of 7/1-year ARMs compared to $52.0 million, or 10.5% at June 30, 1998 and $15.1 million, or 3.2% at June 30, 1997.
Additionally, a significant portion of the Bank's other ARM products are subject to interest adjustments at three-year intervals. The Bank's ARM products generally carry interest rates which are reset to a stated margin over an independent index. Increases and decreases in the interest rate of the Bank's ARMs are generally limited to 2% at any adjustment date and 5% over the life of the loan. The Bank's ARMs are not convertible into fixed-rate loans, are not assumable, do not contain prepayment penalties and do not produce negative amortization.

The Bank evaluates both the borrower's ability to make principal and interest payments and the value of the property that will secure the loan. In order to comply with standard secondary market underwriting requirements, First Federal established procedures in 1998 to verify employment history and down payment sources since the Bank sells qualifying loans to Fannie Mae. Underwriting standards required by Fannie Mae and other secondary market investors are also followed for new loan originations that the Bank retains in its portfolio. Following secondary market underwriting standards does not significantly affect the timing of closing loans. During 1999, the Bank increased its loan origination team in order to meet the increased competition in the Company's market area. To remain competitive in obtaining loans, the Bank's personnel streamlined the process for standard home loan requests from application to approval to less than seven days as compared to up to 21 days before. The Company's management expects to fully implement 24-hour approvals on certain loan originations in the future.

The Bank originates residential mortgage loans with loan-to-value ratios up to 97%. On mortgage loans exceeding an 85% loan-to-value ratio at the time of origination, however, First Federal generally requires private mortgage insurance in an amount intended to reduce the Bank's exposure to 72% of the appraised value of the underlying collateral. Property securing real estate loans made by First Federal is appraised by staff appraisers of the Bank. The Bank requires evidence of marketable title and lien position on all loans secured by real property and requires fire and extended coverage casualty insurance in amounts at least equal to the principal amount of the loan or the value of improvements on the property, depending on the type of loan. The Bank may also require flood insurance to protect the property securing its interest.

Residential mortgage loan originations derive from a number of sources, including real estate broker referrals, existing borrowers and depositors, builders and walk-in customers. Loan applications are accepted at all of the Bank's offices.

Multi-Family Lending

First Federal originates multi-family loans, which it holds in its portfolio, and primarily include loans secured by apartment buildings. Multi-family loans generally have shorter maturities than one- to four - family mortgage loans, although the Bank may originate multi-family loans with terms up to 30 years. The rates charged on multi-family loans are both fixed and adjustable. The adjustable-rate loans reset to a stated margin over an independent index. Multi-family lending rates are typically higher than rates charged on one- to four -family residential properties. Multi-family loans are generally written in amounts up to 80% of the lesser of the appraised value or purchase price of the underlying property.

Appraisals on properties securing multi-family loans originated by the Bank are performed by either an independent appraiser designated by the Bank or by the Bank's staff appraisers at the time the loan is made. All appraisals on multi-family loans are reviewed by the Bank's management. In addition, the Bank's current underwriting procedures generally require verification of the borrower's credit history, income and financial statements, banking relationships, references and income projections for the property.

At June 30, 1999, the Bank had four multi-family loans with a net book value in excess of $1.0 million but less than $2.0 million. All of these loans were current at that date. However, one of these multi-family loans, totaling approximately $1.5 million at June 30, 1999, is considered by management to be a potential problem loan. See "Troubled Debt Restructurings and Other Loans of Concern" contained herein for additional detail regarding this loan.

Multi-family loans generally present a higher level of risk than loans secured by one- to four -family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties and the increased complexity of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family properties is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced, the borrower's ability to repay the loan may be impaired. In some instances, the risk level is mitigated by obtaining individual guarantees which may increase the amount of collateral supporting the loan. Despite the risks inherent in multi-family lending, the Company's history of delinquencies in this portfolio has been minimal.

Commercial Real Estate Lending

First Federal originates commercial real estate loans, which it holds in its portfolio, and primarily includes loans secured by strip shopping centers, small office buildings, warehouses, churches and other business properties. Commercial real estate loans have a maximum term of 30 years; however, they generally have terms ranging from 10 - 20 years. Rates on commercial real estate loans are predominantly fixed, based on competitive factors, but to a lesser extent, the Bank originates adjustable-rate commercial real estate loans which are reset to a stated margin over an independent index. Commercial loans are generally written in amounts up to 80% of the lesser of the appraised value or purchase price of the underlying property.

Appraisals on properties securing commercial real estate loans originated by the Bank are performed by either an independent appraiser designated by the Bank or by the Bank's staff appraisers at the time the loan is made. All appraisals on commercial real estate loans are reviewed by the Bank's management. In addition, the Bank's current underwriting procedures generally require verification of the borrower's credit history, income and financial statements, banking relationships, references and income projections for the property.

At June 30, 1999, the Bank had seven commercial real estate loans with a net book value in excess of $1.0 million but less than $2.0 million. All of these loans were current at that date. However, one of these commercial real estate loans, totaling approximately $1.2 million at June 30, 1999, is secured by a strip shopping center where the anchor tenant has, to the best of management's knowledge, no history of operating profits. This loan has been classified substandard as of June 30, 1999. See "Troubled Debt Restructurings and Other Loans of Concern" contained herein.

During fiscal year 1999, commercial real estate lending was identified as a growth area by the Company's management. Consequently, the Company hired an experienced commercial lender to specialize in the origination of commercial mortgage loans. At June 30, 1999, the Company had $33.7 million in commercial real estate loans comprising of 7.2% of the gross loan portfolio, compared to $28.6 million, or 5.8% of the gross loan portfolio at June 30, 1998.

Commercial real estate loans generally present a higher level of risk than loans secured by one- to four -family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties and the increased complexity of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by commercial real estate properties is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced, the borrower's ability to repay the loan may be impaired. In some instances, the risk level is mitigated by obtaining individual guarantees which may increase the level of collateral supporting the loan. The Company will continue its efforts to increase the amount of commercial real estate loans for its portfolio as these loans generally offer a better interest rate than typical one- to four -family loans. Management believes the higher rate justifies the increased credit risk. Despite the risks inherent in commercial real estate lending, the Company's history of delinquencies in this portfolio has been minimal, however, management will closely monitor the performance of this portfolio as management anticipates its growth.

Construction and Development Lending

The Bank makes loans to individuals for the construction of their residences, as well as to builders and developers for the construction of one- to four -family residences, multi-family and commercial real estate and the development of one- to four -family lots in Ohio. At June 30, 1999, all of these loans were secured by property located within the Bank's market area.

Construction loans to individuals for their residences are structured to be converted to permanent loans at the end of the construction phase, which typically runs six months. These construction loans have rates and terms which match any one- to four -family loans then offered by the Bank, except that during the construction phase, the borrower pays interest only and the maximum loan-to-value ratio is 90%. On construction loans exceeding an 85% loan-to-value ratio, First Federal generally requires private mortgage insurance, thus reducing the Bank's exposure. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential loans. At June 30, 1999, the Bank had $10.2 million of construction loans to borrowers intending to live in the properties upon completion of construction.

Construction loans to builders of one- to four -family residences require the payment of interest only for the term of the loan, up to 12 months. These loans may provide for the payment of interest and loan fees from loan proceeds and carry fixed rates of interest. Currently, loan fees charged on such loans are approximately $1,250; however, such loan fees may vary from time to time. At June 30, 1999, the Bank had $6.8 million of construction loans to builders of one- to four -family residences.

The Bank also makes loans to builders for the purpose of developing one- to four -family homesites. These loans typically have terms of from one to three years and carry fixed interest rates. The maximum loan-to-value ratio is 80% for such loans. Loan fees charged in connection with the origination of such loans are negotiable; however, they are generally the Bank's cost plus up to 1% of the loan amount. These loans may provide for the payment of interest and loan fees from loan proceeds. The principal in these loans is typically paid down as homesites are sold. At June 30, 1999, the Bank had $8.3 million of development loans to builders.

Construction loans on multi-family and commercial real estate projects may be secured by apartments, strip shopping centers, small office buildings, churches or other property and are structured to be converted to permanent loans at the end of the construction phase, which generally runs up to 12 months. These construction loans have rates and terms which match any permanent multi-family or commercial real estate loan then offered by the Bank, except that during the construction phase, the borrower pays interest only. These loans generally provide for the payment of interest and loan fees from loan proceeds. At June 30, 1999, the Bank had $2.8 million of multi-family and commercial real estate construction loans.

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

At June 30, 1999, there was one individual construction and development loan totaling $1.1 million which was current as of that date. There were no other individual construction and development loans in excess of $1.0 million.

Consumer Lending

The Bank originates various types of consumer loans including, but not limited to, home equity and automobile loans. First Federal places increasing emphasis on consumer loans, particularly home equity loans, because of their attractive yields and shorter terms to maturity.

The Bank's home equity loans are written so that the total commitment amount, when combined with the balance of the first mortgage lien, may not exceed 100% of the appraised value of the property where the Bank holds the first lien and 80% if the first mortgage is held by a third party. At June 30, 1999, the Bank held a first lien on approximately 95% of the properties securing home equity loans from the Bank. Closed-end home equity loans are written with terms of up to ten years and carry fixed rates of interest. Open-end home equity lines of credit are written for a draw period of 10 years at a variable interest rate of 1% above the prime rate adjusted monthly. After the draw period, the lines of credit convert into fixed rate, closed-end loans with terms of up to 10 years, or the lines of credit can be renewed. The Bank's home equity loan portfolio grew from $29.7 million at June 30, 1995 to $37.9 million at June 30, 1999.

During fiscal year 1996, the Bank began originating automobile loans through dealerships (indirect auto lending) in an effort to gain a portion of this market. However, this program was discontinued after approximately 14 months of operation due to the performance of the portfolio. At September 30, 1996, this portfolio had 1,001 loans totaling $12.3 million and has subsequently dropped to 429 loans totaling $2.7 million at June 30, 1999. The decline during this time frame was due to both write-offs and principal receipts. Management has identified potential problem loans that remain in this portfolio and believes there are adequate reserves at June 30, 1999. Indirect auto loans tend to be of greater risk than direct auto loans due to the fact that institutions such as the Bank work with dealers rather than directly with the customers.

During June 1998, the Bank lent $15.9 million in short-term loans (90-day notes) to customers to fund their stock subscriptions for a local financial institution's initial public offering. Throughout the first quarter of fiscal year 1999, virtually all of these loans were repaid. There is no prepayment penalty on 90-day notes.

The underwriting standards employed by the Bank for consumer loans include a determination of the applicant's payment history on other debts and the ability to meet existing obligations and payments on the proposed loan. Although creditworthiness of the applicant is of primary consideration, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount. While consumer loans other than home equity loans generally involve a higher level of credit risk than one- to four -family residential loans, consumer loans are typically made at higher interest rates and for shorter terms. The shorter term of consumer loans reduces the Bank's exposure to interest rate risk.

Sale of Mortgage Loans

In fiscal year 1998, the Bank began selling originated one- to four -family fixed-rate mortgage loans to Fannie Mae. Currently, the Bank only sells fixed-rate 15- and 30-year one- to four -family loans to Fannie Mae. All mortgage loans, upon commitment, are immediately categorized as either held for the Bank's portfolio or available for sale. The Bank originated $30.9 million in available-for-sale loans during fiscal year 1999 and sold $30.4 million of such loans at a pretax gain of $720,000. At June 30, 1999, there was $442,000 in loans available for sale on the Company's balance sheet. During fiscal year 1998, the Bank originated and sold $5.0 million of loans originated for sale at a pretax gain of $134,000. The level of mortgage loan sales is dependent on the amount of saleable loans being originated by the Bank. Depending on factors such as interest rates, levels of refinancings and competitive factors in the Company's primary market area, the amount of mortgage loans ultimately sold can vary significantly.

The Bank retains servicing on the loans sold to Fannie Mae, typically receiving a servicing fee of 25 basis points, which represents the difference the coupon rate and the rate passed along to Fannie Mae. The origination of mortgage loans and the related sales of such loans with servicing retained provides the Company with additional sources of non-interest income through loan servicing income and gains on the loans sold. At June 30, 1999, mortgage servicing rights totaled $330,000 compared to $48,000 at June 30, 1998. Mortgage loans serviced for others totaled $35.1 million at June 30, 1999 compared to $5.0 million at June 30, 1998.

Loan Origination and Repayment Activities

The following table sets forth the Bank's originations, sales and repayments of loans for the periods indicated.

                                                                  Year ended June 30,
                                                          ---------------------------------
                                                             1999        1998        1997
                                                             ----        ----        ----
                                                                (Dollars in Thousands)

Originations by type:
  Adjustable rate:
    Real estate     - one- to four -family                $  39,258      45,473      31,668
                    - multi-family                                8         586         943
                    - commercial                                682       3,413         995
                    - construction and development           15,503       2,250         197
    Non-real estate - consumer                               11,457       4,844       2,395
                                                          ---------------------------------
      Total adjustable rate                                  66,908      56,566      36,198
                                                          ---------------------------------

Fixed rate:
  Real estate       - one- to four -family                   22,423       8,834      19,045
                    - multi-family                            1,744         658         314
                    - commercial                              3,422       1,069       2,248
                    - construction and development           20,210      27,997      29,045
  Non-real estate   - consumer                               35,063      48,728      32,013
                                                          ---------------------------------
      Total fixed rate                                       82,862      87,286      82,665
                                                          ---------------------------------
      Total loans originated                                149,770     143,852     118,863

Principal repayments                                       (121,902)   (105,621)    (97,840)
Loan sales                                                  (30,409)     (4,988)          -
Decrease in other items, net                                   (725)       (795)       (638)
                                                          ---------------------------------
      Net increase (decrease)                             $  (3,266)     32,448      20,385
                                                          =================================

Asset Quality

When a borrower fails to make a required payment on a loan, the Bank attempts to cure the delinquency by contacting the borrower. In the case of residential loans, a late notice is generally sent after 15 days past the due date and collection action is commenced. Written and verbal contacts are attempted from this point until the account is brought to a current status. If the delinquency continues, a default letter is generally sent between 45 and 60 days past due, and if the status does not improve, the Bank will begin foreclosure action 30 days after the default letter is sent.

Delinquent consumer loans, including home equity loans, are handled in a similar manner except that late notices are generated between 10 and 15 days past due and collection action is commenced at that point. If the delinquency continues and no arrangements are made with the borrower, the Bank will take appropriate action to protect its interest generally by 60 days past due. This may include repossession, foreclosure or law suit, if necessary. If repossession of a vehicle occurs, the borrower has the opportunity to redeem the vehicle prior to sale at public auction by contacting the Bank and paying delinquencies and other charges associated with the repossession. The Bank's repossession guidelines comply with the requirements under the Ohio Revised Code.

The Bank has not experienced significant delinquencies with multi-family, commercial real estate or commercial real estate construction loans.

Delinquent Loans. The following table sets forth information concerning delinquent loans at June 30, 1999, in dollar amounts and as a percentage of each category of the Bank's loan portfolio. The amounts presented represent the total remaining principal balances of the related loans, rather than the actual payment amounts which are overdue.

                                               Loans Delinquent For:
                             -------------------------------------------------------    Total Loans Delinquent
                                     60-89 Days               90 Days and Over             60 Days and Over
                             --------------------------   --------------------------   --------------------------
                                               Percent                      Percent                      Percent
                                               of Loan                      of Loan                      of Loan
                             Number   Amount   Category   Number   Amount   Category   Number   Amount   Category
                             ------   ------   --------   ------   ------   --------   ------   ------   --------
                                                                          (Dollars in Thousands)

Real Estate:
  One- to four -family         24     $  928     0.28%      47     $1,527     0.46%      71     $2,455     0.74%
  Multi-family                  1        317     2.03%       -          -        -        1        317     2.03%
  Commercial                    1         95     0.28%       -          -        -        1         95     0.28%
  Construction and
   development                  -          -        -        2        567     1.89%       2        567     1.89%
Consumer                       33        140     0.25%     144        145     0.26%     177        285     0.51%
                               -------------               --------------               --------------
      Total                    59     $1,480     0.32%     193     $2,239     0.48%     252     $3,719     0.80%
                               =============               ==============               ==============

Non-Performing Assets. The table below sets forth the amounts and categories of non-performing assets in the Bank's loan portfolio. The Bank's current approach requires that loans be reviewed periodically and any loan where collectibility of principal is doubtful is placed on non-accrual status. Loans are also placed on non-accrual status generally when a loan is more than 90 days delinquent. Payments received on non-accruing loans are recorded as interest income, or are applied to the principal balance, depending on an assessment of the collectibility of the principal of the loan. Loans remain on non-accrual status until generally less than 90 days delinquent. Troubled debt restructurings involve loans where, due to the debtor's financial difficulties, modifications are made in the original terms of the loans (e.g., principal or interest may be forgiven, the term of the loan may be extended or the interest rate may be reduced below market rates). A loan is removed from troubled debt restructuring status if it is current after the 12th month it was restructured and the modifications originally given are not inconsistent with terms currently provided. Foreclosed assets include assets acquired in settlement of loans. The amounts shown do not reflect reserves set up against such assets. See "- Allowance for Loan Losses."

                                                             June 30,
                                       ---------------------------------------------------
                                         1999       1998       1997       1996       1995
                                         ----       ----       ----       ----       ----
                                                      (Dollars in Thousands)

Non-accruing loans:
  One- to four -family                  $1,421      2,168      2,359      3,617      3,405
  Multi-family                               -          -          -          -          -
  Commercial real estate                     -          -        110          -         67
  Construction and development             567          -          4         71          -
  Consumer                                 172        566        782        409        420
                                        --------------------------------------------------
      Total                              2,160      2,734      3,255      4,097      3,892
                                        --------------------------------------------------

Troubled debt restructurings:
  One- to four -family                      34        575        685        506        405
  Consumer                                  65         15         53         70         55
                                        --------------------------------------------------
      Total                                 99        590        738        576        460
                                        --------------------------------------------------
      Total non-performing loans         2,259      3,324      3,993      4,673      4,352
                                        --------------------------------------------------

Foreclosed assets:
  One- to four -family                      97          -          -          -          -
                                        --------------------------------------------------

Total non-performing assets             $2,356      3,324      3,993      4,673      4,352
                                        ==================================================

Total non-performing assets as a
 percentage of total assets               0.35%      0.51%      0.67%      0.81%      0.75%
                                        ==================================================

Total non-performing loans as a
 percentage of total loans
 receivable, net                          0.50%      0.69%      0.87%      1.06%      1.08%
                                        ==================================================

Allowance for loan losses as a
 percentage of non-performing assets    112.27%     82.43%     74.18%     73.59%     72.59%
                                        ==================================================

For the year ended June 30, 1999, gross interest income which would have been recorded had the non-performing loans been current in accordance with their original terms amounted to approximately $290,000. The amount that was included in interest income on such loans was $220,000 for the year ended June 30, 1999.

Troubled Debt Restructurings and Other Loans of Concern. As of June 30, 1999, the Bank had $99,000 in net book value of troubled debt restructurings. The net book value of troubled debt restructurings at June 30, 1998 totaled $590,000, of which 97% were mortgage loans secured by one-to four -family residences. The decline in troubled debt restructurings throughout fiscal year 1999 was primarily attributable to one- to four -family loans becoming current.

First Federal has a lending relationship of six loans with an aggregate outstanding balance of $2.4 million as of June 30, 1999. The primary borrower has encountered legal problems that may affect his ability to pay. The largest loan of the six, totaling $1.5 million at June 30, 1999, is secured by an apartment building in the Company's market area, which was independently appraised in May 1999 for $2.0 million. The Company has first lien against the apartment building. This loan was performing according to its original terms at June 30, 1999 and August 31, 1999.

Willard, Ohio - Strip Shopping Center. In 1987, the Bank originated a $1.6 million construction/permanent loan on a strip shopping center in Willard, Ohio. The loan had a 9.75% interest rate, a term of 15 years and was to be amortized over 20 years. In July 1992, the shopping center's sole tenant vacated the premises after filing for bankruptcy and a new tenant, without any established operating history, moved in. The new tenant negotiated lease terms at rates lower than the original tenant, thereby reducing the revenue to the borrower. As a result, the loan was modified to reduce the interest rate to 7% until 1997; 7.63% until 2002; and 8% until maturity in 2007. The loan was current under the modified loan terms as of June 30, 1999. The Bank's net book value for the loan at June 30, 1999 was approximately $1.2 million. This loan was removed from troubled debt restructurings at June 30, 1994 due to the payment history of the borrower and the reduction in general market interest rates to the point where the restructured terms no longer represented concessions. Based on management review of the tenant's last-provided operating statement, this loan has been classified as substandard at June 30, 1999.

Classified Assets. Federal regulations provide for the classification of loans and other assets, such as debt and equity securities considered by the OTS to be of lesser quality, as "substandard," "doubtful" or "loss." "Substandard" assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some "loss" if the deficiencies are not corrected. "Doubtful" assets have the weaknesses of "substandard" assets, with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Assets classified as "loss" are those considered uncollectible and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets classified as "loss" must either establish a specific allowance for loss equal to 100% of that portion of the asset so classified or to charge off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS and the FDIC, either of which may order the establishment of additional general or specific loss allowances.

In connection with the filing of its periodic reports with the OTS and in accordance with its classification of assets policy, the Bank regularly reviews the problem loans in its portfolio to determine whether any loans require classification in accordance with applicable regulations.
Classified assets at June 30, 1999 consisted of 100 loans totaling $4.2 million, or 0.6% of total assets compared to 146 loans totaling $5.0 million, or 0.8% of total assets at June 30, 1998. The decline in classified assets during fiscal year 1999 was primarily in one- to four - family mortgage loans. The largest classified asset was $1.2 million at June 30, 1999 and is discussed above under "Troubled Debt Restructurings and Other Loans of Concern".

Allowance for Loan Losses. Under federal regulations, when an insured institution classifies problem assets as either "substandard" or "doubtful", it is required to establish general allowances for loan losses in an amount deemed prudent by management. In addition to general valuation allowances, the Company may establish specific loss reserves against specific assets in which a loss may be realized. General allowances represent loss allowances that have been established to recognize the inherent risks associated with lending activities, but which, unlike specific allowances, have not been allocated to recognize probable losses on particular problem assets. The Company's determination as to its classification of assets and the amount of its specific and general valuation allowances are subject to review by the Bank's regulators which can order the establishment of additional general or specific loss allowances.

The allowance for loan losses is a material estimate that is particularly susceptible to significant changes in the near term and is established through a provision for loan losses based on management's evaluation of the risk inherent in the Bank's loan portfolio and the general economy. Such evaluation, which includes a review of all loans of which full collectibility may not be reasonably assured, considers among other matters, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate loan loss allowance. Although management believes it uses the best information available to make such determinations, future adjustments to reserves may be necessary, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making the initial determinations.

The following table sets forth an analysis of the Bank's allowance for loan losses at the dates indicated.

                                                          Year Ended June 30,
                                        ------------------------------------------------------
                                         1999        1998        1997        1996        1995
                                         ----        ----        ----        ----        ----
                                                        (Dollars in Thousands)

Balance at beginning of period          $2,740       2,962       3,439       3,159       2,801
Charge-offs:
  One- to four -family                    (167)        (97)        (40)        (18)       (43)
  Multi-family                               -           -           -          (1)        (1)
  Construction and development             (30)          -           -           -          -
  Consumer                                (526)       (743)     (1,159)        (58)       (16)
                                        -----------------------------------------------------
                                          (723)       (840)     (1,199)        (77)       (60)
                                        -----------------------------------------------------

Recoveries:
  One- to four -family                       9           3           1          18         12
  Construction and development              30           -           -           2          -
  Commercial real estate                     -           -           -           2          -
  Consumer                                  95          50          33          10          3
                                        -----------------------------------------------------
                                           134          53          34          32         15
                                        -----------------------------------------------------
Net charge-offs                           (589)       (787)     (1,165)        (45)       (45)
Additions charged to operations            494         565         688         325        403
                                        -----------------------------------------------------
Balance at end of period                $2,645       2,740       2,962       3,439      3,159
                                        =====================================================

Ratio of net charge-offs during the
 period to average loans outstanding
 during the period                        0.13%       0.17%       0.26%       0.01%      0.01%
                                        =====================================================

Ratio of net charge-offs during
 the period to average
 non-performing assets                   16.67%      20.74%      24.22%       0.94%      1.04%
                                        =====================================================

When the Bank repossesses mortgaged property it is thereafter classified as real estate owned. Any gains or losses (realized or reserved for) thereafter are treated as real estate owned activity, not mortgage loan activity. At June 30, 1999, the Bank's real estate owned totaled $97,000.

The distribution of the Bank's allowance for loan losses at the dates indicated is summarized as follows:

                                                                           June 30,
                                ----------------------------------------------------------------------------------------------
                                       1999               1998               1997               1996               1995
                                ------------------  -----------------  -----------------  -----------------  -----------------
                                          Percent            Percent            Percent            Percent            Percent
                                          of Loans           of Loans           of Loans           of Loans           of Loans
                                          in Each            in Each            in Each            in Each            in Each
                                          Category           Category           Category           Category           Category
                                          to Total           to Total           to Total           to Total           to Total
                                 Amount    Loans    Amount    Loans    Amount    Loans    Amount    Loans    Amount    Loans
                                 ------   --------  ------   --------  ------   --------  ------   --------  ------   --------
                                                                    (Dollars in Thousands)

One- to four -family             $  829    71.70%   $  923    71.65%   $1,283    73.59%   $1,547    73.64%   $1,093    74.45%
Multi-family                         20     3.33%       19     3.17%       28     3.44%       88     3.51%       53     3.65%
Commercial real estate              676     7.21%      351     5.79%      444     6.53%      773     6.39%    1,704     6.82%
Construction or development          82     6.01%       15     4.85%       45     4.88%      125     4.99%       72     4.94%
Consumer                            739    11.75%    1,201    14.54%      787    11.56%      518    11.47%      237    10.14%
Unallocated                         299        -       231        -       375        -       388        -         -        -
                                 -------------------------------------------------------------------------------------------
      Total                      $2,645   100.00%   $2,740   100.00%   $2,962   100.00%   $3,439   100.00%   $3,159   100.00%
                                 ===========================================================================================

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

Generally, the investment policy of the Company is to invest funds among various categories of investments and maturities based on asset/liability management policies, concern for the highest investment quality, liquidity needs and performance objectives. The Company's investments generally include U.S. Government securities, federal agency obligations, including mortgage-backed securities, municipal securities and trust preferred securities.

Mortgage-backed securities represent a participation interest in a pool of single-family or multi-family mortgages, the principal and interest payments on which are passed from the mortgage originators through intermediaries (generally U.S. Government agencies and government sponsored enterprises) that pool and repackage the participation interest in the form of securities to investors such as the Company. The underlying pool of mortgages can be composed of either fixed-rate or ARM loans. As a result, the interest rate risk characteristics of the underlying pool of mortgages, as well as prepayment risk, are passed on to the certificate holder. Mortgage-backed securities generally yield less than the loans that underlie such securities due to the cost of payment guarantees or credit enhancements that reduce credit risk to holders. Mortgage-backed securities are also more liquid than individual mortgage loans and may be used to collateralize obligations of the Company. While mortgage-backed securities carry a reduced credit risk as compared to whole loans, such securities remain subject to the risk that a fluctuating interest rate environment, along with other factors such as the geographic distribution of the underlying mortgage loans, may alter the prepayment rate of such mortgage loans and thereby affect both the prepayment speed, and value, of such securities. All of the Company's mortgage-backed securities are available for sale and consist of securities issued or guaranteed by the Fannie Mae, Freddie Mac and Ginnie Mae. At June 30, 1999, $72.2 million, or 38% of the securities portfolio consisted of mortgage-backed securities.

The Company has invested a percentage of its securities portfolio in Federal agency obligations in an attempt to obtain the highest yield possible while maintaining the flexibility and low credit risk connected with such investments. Since 1990, the Federal Home Loan Banks (FHLBs), Fannie Mae and Freddie Mac have offered callable bonds, issued at a yield premium over U.S. Treasury obligations of a comparable final maturity. The call risk is considered acceptable to the Company because it provides a higher yield.
The call option would typically be exercised during a declining interest rate environment, during which time the Company's cost of funds would also be declining. At June 30, 1999, $33.6 million, or 18% of the securities portfolio consisted of Federal agency obligations.

Over the past year, the Company has increased its investment in municipal securities in an attempt to obtain reasonable returns and reduce the Company's effective tax rate. At June 30, 1999, the Company's tax equivalent yield on the municipal securities portfolio was 6.72%. For the year ended June 30, 1999, the Company's effective tax rate was 33.17% compared to 34.92% for the year ended June 30, 1998, due in part to the increased investment in municipal securities. At June 30, 1999, municipal securities totaled $45.0 million, or 24%, of the Company's securities portfolio, compared to $21.0 million, or 15% of the securities portfolio at June 30, 1998.

The following table sets forth the composition of the consolidated debt, equity and other securities, and FHLB stock portfolios at June 30, 1999, 1998 and 1997.

                                                                           June 30,
                                              -----------------------------------------------------------------
                                                      1999                   1998                   1997
                                              -------------------    -------------------    -------------------
                                                Book       % of        Book       % of        Book       % of
                                                Value      Total       Value      Total       Value      Total
                                                -----      -----       -----      -----       -----      -----
                                                                     (Dollars in Thousands)

Debt securities:
  U.S. government securities                  $      -         -     $      -         -     $  2,005      1.73%
  Federal agency obligations(1)                 33,957     17.03%      35,049     24.33%      24,975     21.54%
  Mortgage-backed securities                    74,454     37.33%      81,580     56.63%      75,718     65.29%
  State, county and municipal securities        46,707     23.42%      20,778     14.42%       7,416      6.40%
  Trust preferred securities                    24,581     12.33%           -         -            -         -
  Asset-backed SLMA's                           11,494      5.76%           -         -            -         -
Equity securities                                1,799      0.90%         637      0.44%         753      0.65%
Other securities                                 1,602      0.80%       1,517      1.05%       1,000      0.86%
FHLB stock                                       4,841      2.43%       4,512      3.13%       4,095      3.53%
                                              ----------------------------------------------------------------
      Total securities and FHLB stock         $199,435    100.00%    $144,073    100.00%    $115,962    100.00%
                                              ================================================================

Average remaining life of debt securities          10.57 years           4.66 years              4.72 years

Other interest-earning assets:
  Interest-bearing deposits with banks        $  5,245     85.84%    $  5,713    100.00%    $  6,216     97.49%
  Short-term investments                           865     14.16%           -         -          160      2.51%
                                              ----------------------------------------------------------------
      Total                                   $  6,110    100.00%    $  5,713    100.00%    $  6,376    100.00%
                                              ================================================================

Average remaining life or term to
 repricing of debt securities and
 other interest-earning assets                     10.24 years           4.47 years              4.47 years

___________________

<F1>  Excluding mortgage-backed securities which include Fannie Mae,
      Freddie Mac and Ginnie Mae pass-through certificates.

The composition and contractual maturities of the consolidated debt and other securities portfolios, excluding equity securities and FHLB of Cincinnati stock, are indicated in the following table.

                                                                June 30, 1999
                                     ----------------------------------------------------------------------
                                                  Over        Over
                                     One Year    1 thru 5   5 thru 10      Over        Total Debt and Other
                                     or Less      Years       Years      10 Years          Securities
                                     --------    --------   ---------    --------      --------------------
                                      Book        Book        Book         Book         Book         Market
                                      Value       Value       Value        Value        Value        Value
                                      -----       -----       -----        -----        -----        -----
                                                            (Dollars in Thousands)

Debt securities:
  Federal agency obligations         $10,000      17,975       3,982        2,000       33,957       33,644
  Mortgage-backed securities               -       1,352       8,799       64,303       74,454       72,199
  State, county and municipal
   securities                            160       1,383      19,908       25,256       46,707       44,976
  Trust preferred securities               -           -           -       24,581       24,581       24,209
  Asset-backed SLMA's                      -           -           -       11,494       11,494       11,467
Other                                      -           -           -        1,602        1,602        1,565
                                     ----------------------------------------------------------------------
Total debt and other securities      $10,160      20,710      32,689      129,236      192,795      188,060
                                     ======================================================================

Weighted average yield(1)               6.41%       6.13%       6.14%        6.38%        6.31%
                                     =========================================================

___________________

<F1>  Weighted average yield is presented for debt securities only on a fully taxable equivalent basis using the Company's federal statutory tax rate of 34%.

Sources of Funds

General. The Bank's primary sources of funds are deposits, proceeds from principal and interest payments on loans, maturities, sales and principal receipts of securities, borrowings, repurchase agreements and operations. The Bank also has access to advances from the Federal Home Loan Bank (FHLB) of Cincinnati. Contractual loan payments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general market interest rates and economic conditions. Borrowings may be used on a short-term basis for liquidity purposes or on a long-term basis to fund asset growth. The Company utilizes advances from the FHLB of Cincinnati as a source for borrowings. Refer to
Note 7 of the Notes to Consolidated Financial Statements in the Annual Report to Stockholders included as Exhibit 13 herein for a detail of advances from the FHLB of Cincinnati.

Deposits. First Federal offers a variety of deposit accounts having a range of interest rates and terms. The Bank's deposits consist of passbook and statement savings accounts, NOW and demand accounts (including business checking and non-interest bearing checking accounts), money market and certificate accounts. The Bank relies primarily on advertising, competitive pricing policies, promotions and customer service to attract and retain these deposits. Management believes the Bank is competitive in the types of accounts and interest rates it has offered on its deposit products. Management regularly evaluates the internal cost of funds, surveys rates offered by the Bank's competitors, review the Company's cash flow requirements for lending and liquidity and executes rate changes when necessary as part of its asset/liability management, profitability and growth objectives. First Federal generally solicits deposits from its market area.

The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by the Bank for the dates indicated and the rates offered as of June 30, 1999. See Note 5 of the Notes to Consolidated Financial Statements in the Annual Report to Stockholders included as Exhibit 13 herein for weighted average nominal rates.

                                                                        June 30,
                                       ---------------------------------------------------------------------------
                                               1999                       1998                       1997
                                       ---------------------       --------------------       --------------------
                                                    Percent                    Percent                    Percent
                                        Amount      of Total       Amount      of Total       Amount      of Total
                                        ------      --------       ------      --------       ------      --------
                                                                  (Dollars in Thousands)

Transaction and Savings Deposits:
  Passbook and statement savings
   accounts 2.25%                      $ 92,719       20.27%      $ 93,276       21.01%      $107,575       23.89%
  NOW and demand
   accounts 0.00% - 1.74%                36,678        8.02%        34,382        7.74%        31,236        6.94%
  Money market
   accounts 0.00% - 4.41%                39,448        8.63%        28,059        6.32%        22,822        5.07%
                                       --------------------------------------------------------------------------
      Total non-certificates            168,845       36.92%       155,717       35.07%       161,633       35.90%
                                       --------------------------------------------------------------------------

Total Certificates:
  3.00% - 3.99%                          22,172        4.85%             -           -              -           -
  4.00% - 4.99%                          44,801        9.79%        29,484        6.64%         8,809        1.96%
  5.00% - 5.99%                          44,646       31.63%       141,125       31.78%       146,339       32.50%
  6.00% - 6.99%                          69,209       15.13%       109,895       24.75%       124,649       27.69%
  7.00% - 7.99%                           7,670        1.68%         7,796        1.76%         8,794        1.95%
                                       --------------------------------------------------------------------------

Total certificates                      288,498       63.08%       288,300       64.93%       288,591       64.10%
                                       --------------------------------------------------------------------------

Total deposits                         $457,343      100.00%      $444,017      100.00%      $450,224      100.00%
                                       ==========================================================================

The following table sets forth the savings flows at the Bank during the periods indicated.

                                             Year Ended June 30,
                                      ----------------------------------
                                        1999         1998         1997
                                        ----         ----         ----
                                            (Dollars in Thousands)

Opening balance                       $444,017      450,224      456,541
Net withdrawals                         (5,859)     (27,340)     (28,006)
Interest credited                       19,185       21,133       21,689
                                      ----------------------------------

Ending balance                        $457,343      444,017      450,224
                                      ==================================

Net increase (decrease)               $ 13,326       (6,207)      (6,317)
                                      ==================================

Percent increase (decrease)               3.00%       -1.38%       -1.38%
                                      ==================================

The following table shows rate and maturity information for the Bank's certificates of deposit as of June 30, 1999.

                               0.00% -     4.00% -      5.00% -     6.00% -    7.00% -                 Percent
                                3.99%       4.99%        5.99%       6.99%      7.99%        Total     of Total
                               -------     -------      -------     -------    -------       -----     --------
                                                             (Dollars in Thousands)

Certificate accounts maturing
 in quarter ending:
September 30, 1999             $15,378       7,145       41,581      13,713      3,832       81,649       28.3%
December 31, 1999                6,794       6,488       32,198       8,657         60       54,197       18.8%
March 31, 2000                       -      10,569        8,060       8,324      2,337       29,290       10.1%
June 30, 2000                        -       6,495       10,998       6,367        815       24,675        8.6%
September 30, 2000                   -       1,568        5,819       4,489          -       11,876        4.1%
December 31, 2000                    -       2,269        3,375       2,245          -        7,889        2.7%
March 31, 2001                       -           -       20,822       1,082          -       21,904        7.5%
June 30, 2001                        -       2,875        9,507       1,140          -       13,522        4.7%
September 30, 2001                   -       1,117        2,853         303         50        4,323        1.5%
December 31, 2002                    -         983          554       3,288        576        5,401        1.9%
March 31, 2002                       -         989          128       4,548          -        5,665        2.0%
June 30, 2002                        -       1,248          177       6,383          -        7,808        2.7%
September 30, 2002                   -           6            -       4,785          -        4,791        1.7%
Thereafter                           -       3,049        8,574       3,885          -       15,508        5.4%
                               -------------------------------------------------------------------------------

      Total                    $22,172      44,801      144,646      69,209      7,670      288,498      100.0%
                               ===============================================================================

      Percent of total             7.7%       15.5%        50.1%       24.0%       2.7%       100.0%
                               ====================================================================

The following table indicates the amount of the Bank's certificates of deposit by time remaining until maturity as of June 30, 1999.

                                                                  Maturity
                                                --------------------------------------------
                                                              Over        Over
                                                3 Months     3 to 6      6 to 12     Over
                                                or Less      Months      Months    12 months      Total
                                                --------     ------      -------   ---------      -----
                                                                 (Dollars in Thousands)

Certificates of deposit less than $100,000      $71,234      46,190      42,469      80,847      240,740

Certificates of deposit greater than
 or equal to $100,000                            10,415       8,007      11,496      17,840       47,758
                                                --------------------------------------------------------

Total certificates of deposit                   $81,649      54,197      53,965      98,687      288,498
                                                ========================================================

Subsidiary and Other Activities

First Federal and FFY Holdings, Inc. are wholly-owned subsidiaries of FFYF. First Federal has one wholly-owned subsidiary - Ardent Service Corporation (Ardent), which was formed on July 16, 1997 for the purpose of being a 50% owner of Hedgerows Development, Ltd., a limited liability company formed for the purpose of constructing, marketing and selling residential condominium units. Through the June 30, 1999, two condominium units have been sold and construction of six others are virtually complete and are for sale. FFY Holdings, Inc. has a two-thirds controlling interest in Daniel W. Landers Insurance, Ltd. (Landers) and a one-third interest in Coldwell Banker FFY Real Estate (CBFFY). Landers offers property and casualty insurance and CBFFY offers real estate services.

Competition

The Company's primary business, through First Federal, of originating loans and attracting deposits is highly competitive. First Federal competes actively with other savings and loan associations, commercial banks, credit unions, mortgage bankers and other financial service entities. The primary factors in competing for loans are interest rates, loan fees, timing and quality of service. The primary factors in competing for deposits are interest rates, customer service and convenience of office locations.

Employees

At August 31, 1999, the Bank had a total of 219 employees, including 63 part-time employees. The Bank's employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

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

FFYF, as a savings and loan holding company within the meaning of the Home Owners Loan Act (HOLA), is subject to OTS regulations, examinations, supervision and reporting requirements. As a subsidiary of a savings and loan holding company, the Bank is subject to certain restrictions in its dealings with FFYF.

Regulation of Federal Savings Banks. The OTS, as the Bank's primary federal regulator and chartering authority, and the FDIC, as the insurer of its deposits, have extensive authority over the operations of savings associations. As part of this authority, First Federal is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last regular OTS examinations of First Federal were as of June 30, 1998 for safety and soundness and April 30, 1997 for compliance. The last FDIC examination of First Federal was as of June 30, 1990. Under agency scheduling guidelines, it is likely that another examination by the OTS or the FDIC will be initiated in the near future.
All savings associations are subject to a semi-annual assessment, based upon the savings association's total assets, to fund the operations of the OTS. First Federal's OTS assessment for the fiscal year ended June 30, 1999 was $130,000.

The OTS also has extensive enforcement authority over all savings institutions and their holding companies, including First Federal and FFYF. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS. Except under certain circumstances, public disclosure of final enforcement actions by the OTS and the FDIC is required.

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

First Federal's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At June 30, 1999, First Federal's lending limit under this restriction was $7.7 million. First Federal is in compliance with the loans-to-one-borrower limitation.

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

Insurance of Accounts and Regulation by the FDIC. First Federal is a member of the SAIF, which is administered by the FDIC. Deposits are insured up to applicable limits under the SAIF of the FDIC. The FDIC regulations assign institutions to a particular capital group based on the level of an institution's capital - "well capitalized", "adequately capitalized" or "undercapitalized". These three groups are then divided into three subgroups reflecting varying levels of supervisory concern, from those institutions considered to be healthy to those which are considered to be of substantial supervisory concern. The result is nine assessment risk classifications, with well capitalized, financially sound institutions paying lower rates than are paid by undercapitalized institutions likely to pose a risk of loss to the insurance fund absent corrective actions.

Under the Federal Deposit Insurance Act, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. The Company's management does not know of any practice, condition or violation that might lead to the termination of deposit insurance.

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

The Bank's capital requirements include tangible capital, core capital and total risk-based capital. Under the tangible capital requirement, a savings association must maintain tangible capital in an amount equal to at least 1.5% of adjusted total assets. At June 30, 1999, the Bank had tangible capital of $51.1 million, or 7.7% of adjusted total assets. Under the core capital requirement, a savings association must maintain core capital in an amount equal to at least 3.0% of adjusted total assets. At June 30, 1999, the Bank had core capital of $53.9 million, or 8.1% of adjusted total assets. Under the total risk-based capital requirement, a savings association must maintain core capital equal to at least 4.0% of risk-weighted assets and total capital equal to at least 8.0% of risk-weighted assets. At June 30, 1999, the Bank had total risk-based capital of $56.0 million, or 13.9% of risk-weighted assets. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, will be multiplied by a risk weight ranging from 0% to 100% based on the risk inherent in the type of asset. For example, the OTS has assigned a risk weight of 50% for prudently underwritten permanent one- to four -family first lien mortgage loans not more than 90 days delinquent and having a loan-to-value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by Fannie Mae or Freddie Mac. Refer to
Note 8 of the Notes to Consolidated Financial Statements in the Annual Report to Stockholders included as Exhibit 13 herein regarding compliance with regulatory capital requirements.

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

Limitations on Dividends and Other Capital Distributions. OTS regulations impose various restrictions on savings institutions with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account.

Generally, savings institutions, such as the Bank, that before and after the proposed distribution remain well-capitalized, may make capital distributions during any calendar year equal to the greater of 100% of net income for the year-to-date plus retained net income for the two preceding years. However, an institution deemed to be in need of more than normal supervision by the OTS may have its dividend authority restricted by the OTS. The Bank may pay dividends in accordance with this general authority.

Savings institutions proposing to make any capital distribution need not submit written notice to the OTS prior to such distribution unless they are a subsidiary of a holding company or would not remain well-capitalized following the distribution. Savings institutions that do not, or would not meet their current minimum capital requirements following a proposed capital distribution or propose to exceed these net income limitations must obtain OTS approval prior to making such distribution. The OTS may object to the distribution during that 30-day period based on safety and soundness concerns.

Liquidity. Refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Cash Flows" contained in the Annual Report to Stockholders included as Exhibit 13 herein.

Qualified Thrift Lender Test. In order for the Bank to exercise the powers granted to SAIF-insured institutions and maintain full access to FHLB advances, it must qualify as a qualified thrift lender (QTL). Under the HOLA and OTS regulations, a savings institution is required to maintain a level of qualified thrift investments equal to at least 65% of its portfolio assets (as defined by statute) on a monthly basis for nine out of 12 months per calendar year. Qualified thrift investments for purposes of the QTL test consist primarily of residential mortgages and related investments. As of June 30, 1999, First Federal met the QTL test and has always met the test since its effectiveness. At June 30, 1999, First Federal's QTL percentage was 84.7%.

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

Transactions with Affiliates. Generally, transactions between a savings association or its subsidiaries and its affiliates are required to be on terms as favorable to the association as transactions with non-affiliates. In addition, certain of these transactions are restricted to a percentage of the association's capital. Affiliates of First Federal include FFYF and any company which is under common control with First Federal. In addition, a savings association may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates. Affiliates do not generally include subsidiaries, however, the OTS has the discretion to treat subsidiaries of savings associations as affiliates on a case by case basis.

Certain transactions with directors, officers or controlling persons are also subject to conflict of interest regulations enforced by the OTS. These conflict of interest regulations and other statutes also impose restrictions on loans to such persons and their related interests. Among other things, such loans must be made on terms substantially the same as for loans to unaffiliated individuals.

Holding Company Regulation. FFYF is a unitary savings and loan holding company subject to regulatory oversight by the OTS. As such, FFYF is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over FFYF and its non-savings association subsidiaries which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association.

As a unitary savings and loan holding company, FFYF generally is not subject to activity restrictions. If FFYF acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of FFYF and any of its subsidiaries (other than the Bank or any other SAIF-insured savings association) would become subject to such restrictions, which generally limit activities to those related to controlling a savings association, unless such other associations each qualify as a QTL and were acquired in a supervisory acquisition.

If First Federal fails the QTL test, FFYF must obtain the approval of the OTS prior to continuing after such failure, directly or through its other subsidiaries, any business activity other than those approved for multiple savings and loan holding companies or their subsidiaries. In addition, within one year of such failure, FFYF must register as, and will become subject to, the restrictions applicable to bank holding companies. The activities authorized for a bank holding company are more limited than are the activities authorized for a unitary or multiple savings and loan holding company. See "- Qualified Thrift Lender Test."

FFYF must obtain approval from the OTS before acquiring control of any other SAIF-insured association. Such acquisitions are generally prohibited if they result in a multiple savings and loan holding company controlling savings associations in more than one state. However, such interstate acquisitions are permitted based on specific state authorization or in a supervisory acquisition of a failing savings association.

Federal Securities Law. The Common Stock of the Company is registered with the SEC under the Securities Exchange Act of 1934, as amended (Exchange
Act). The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the Exchange Act and the rules and regulations of the SEC thereunder.

The registration under the Securities Act of the Company's Common Stock does not cover the resale of such shares. Shares of Common Stock purchased by persons who are not affiliates of the Company may be resold without registration. Shares purchased by an affiliate (generally officers, directors and principal stockholders) of the Company will be subject to the resale restrictions of Rule 144 under the Securities Act. If the Company meets the current public information requirements of Rule 144 under the Securities Act, each affiliate of the Company who complies with the other conditions of Rule 144 (including those that require the affiliate's sale to be aggregated with those of certain other persons) would be able to sell in the public market, without registration, a number of shares not to exceed a limited number of shares in any three-month period.

Federal Reserve System. Regulation D, promulgated by the Federal Reserve Board, requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts or non-personal time deposits Checking accounts, NOW accounts and certain other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to Regulation D reserve requirements, as are any non-personal time deposits including certain money market deposit accounts. As of June 30, 1999, the Bank was in compliance with these reserve requirements.

Savings associations are authorized to borrow from the Federal Reserve Bank "discount window," but Federal Reserve Board regulations require associations to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the Federal Reserve Bank. The Bank had no discount window borrowings as of June 30, 1999.

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

As a member, First Federal is required to purchase and maintain stock in the FHLB of Cincinnati. At June 30, 1999, First Federal had $4.8 million in FHLB stock which was in compliance with this requirement. In past years, First Federal has received substantial dividends on its FHLB stock. For the year ended June 30, 1999, dividends earned on FHLB of Cincinnati stock by First Federal totaled $333,000 which represented a $21,000 increase from the amount of dividends earned in fiscal year 1998.

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

Federal Taxation. The following discussion of tax matters is intended to be a summary of the material tax rules applicable to the Company and does not purport to be a comprehensive description of all applicable tax rules.

Certain 1996 tax legislation significantly affected thrift institutions such as the Bank regarding bad debt provisions. Large thrifts, such as the Bank, were required to switch to the specific charge-off method of Section 166 while small thrifts switched to the reserve method of Section 585 (the method used by small commercial banks). For the Bank and other large thrifts, charge-offs are deducted and recoveries are taken into taxable income as incurred. The legislation eliminated the percentage of taxable income method for computing additions to the thrift tax bad debt reserves for tax years beginning after December 31, 1995 which affected the Bank beginning in fiscal year ended June 30, 1997. The legislation also required that thrift institutions such as the Bank recapture all or a portion of their tax bad debt reserves added since the base year. For the Bank, the base year is June 30, 1988 and the tax bad debt reserves added since that date were $3.4 million. Beginning in fiscal year 1997, the Bank was required to recapture the $3.4 million ratably over a six year period. However, the Bank qualified for a two year postponement due to meeting a minimum mortgage lending requirement. Recapture began in fiscal year 1999. As the Bank has previously provided deferred taxes on the recapture amounts, no additional financial statement tax expense will result from the recapture.

The base year reserves and the supplemental reserve are not forgiven. These reserves continue to be subject to the section 593(e) recapture penalty and are treated as a section 381(c) attribute for purposes of certain corporate acquisitions. There are other ancillary provisions affected by the repeal of section 593, most notably the repeal of section 595 which provided thrifts with special treatment on foreclosure of property securing loans.
Section 595 is repealed for property acquired in taxable years beginning after December 31, 1995.

Under section 593(e), earnings appropriated for bad debt reserves and deducted for federal income tax purposes cannot be used by the Bank to pay cash dividends or distributions to the Company without the Bank including the amount in taxable income, together with an amount deemed necessary to pay the resulting income tax. Thus, any dividends to the Company that would reduce amounts appropriated to the Bank's bad debt reserves and deducted for federal income tax purposes could create a tax liability for the Bank. The Bank does not intend to pay dividends that would result in a recapture of its bad debt reserves.

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

The Company files a consolidated federal income tax return on a fiscal year basis using the accrual method. Entities included in the consolidated tax return are FFYF, FFY Holdings, Inc., the Bank and the Bank's subsidiary, Ardent Service Corp.

The Bank has been audited by the Internal Revenue Service with respect to federal income tax returns through tax year 1991 and has federal income tax returns which are open and subject to audit for the tax years 1996 through 1998. With respect to years examined by the IRS, all deficiencies have been satisfied. In the opinion of management, any examination of still open returns would not result in a deficiency which could have a material adverse effect on the financial condition of the Company.

For additional information regarding federal taxation, see Note 11 of the Notes to the Consolidated Financial Statements in the Annual Report to Stockholders included as Exhibit 13 herein.

Ohio Taxation. As a federally chartered savings bank, the Bank is subject to an Ohio franchise tax based on its net worth plus certain reserve amounts. Total net worth for this purpose is reduced by certain exempted assets. The resultant net worth was taxed at a rate of 1.4% for the 1999 return, which was based on net worth as of June 30, 1998. For the 2000 return and thereafter, the tax rate for financial institutions such as the Bank will be 1.3% of its net worth plus certain reserve amounts. The Bank's state franchise tax returns are open and subject to audit for the years 1996 through 1999.

FFYF is subject to the Ohio franchise tax for regular corporations. For its 1999 Ohio franchise tax return, FFYF has elected to be taxed as a qualifying holding company since it met certain requirements. A qualifying holding company is exempt from the net worth basis of Ohio franchise tax and is subject to tax on the net income basis. The rates imposed on FFYF's 1999 Ohio franchise tax return were 5.1% on the first $50,000 of Ohio taxable income and 8.5% of Ohio taxable income in excess of $50,000. A special litter tax is also applicable to corporations, such as FFYF, paying tax on the net income basis. The litter tax is equal to 0.11% of the first $50,000 of Ohio taxable income and 0.22% of Ohio taxable income in excess of $50,000. FFYF's state franchise tax returns are open and subject to audit for the years 1996 through 1999.

Delaware Taxation. As a Delaware holding company, FFYF is exempted from Delaware corporate income tax but is required to file an annual report with and pay an annual fee to the State of Delaware. FFYF is also subject to an annual franchise tax imposed by the State of Delaware.

Executive Officers of the Company and the Bank

The following table sets forth certain information regarding executive officers of FFYF and the Bank at June 30, 1999 who are not also directors.

                           Age at
      Name              June 30, 1999     Positions Held with Bank and FFYF
      ----              -------------     ---------------------------------

Therese Ann Liutkus           40          Treasurer and CFO of the Bank
                                          and FFYF

David S. Hinkle               41          Vice President of the Bank

Mark S. Makoski               49          Vice President of the Bank

J. Craig Carr                 51          Vice President, General Counsel
                                          and Secretary of the Bank and FFYF

The business experience of the executive officers who are not also not directors is set forth below.

Therese Ann Liutkus - Ms. Liutkus has served as Treasurer of the Bank and FFYF since January 1996 and March 1996, respectively, as well as Chief Financial Officer of the Bank and FFYF since October 1996. Ms. Liutkus has also served as Treasurer of FFY Holdings, Inc. since September 1997. Ms. Liutkus is responsible for the activities of the securities portfolio and oversees the accounting functions. After joining the Bank in 1986, Ms. Liutkus has served as the Bank's Internal Auditor through 1989, and served as Accounting Manager of the Bank from 1990 to 1995. She earned a BBA degree in accounting from Cleveland State University, is a Certified Public Accountant and member of both the American Institute of CPAs and Ohio Society of CPAs.

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

Mark S. Makoski - Mr. Makoski has served as Vice President of the Bank since January 1996. Mr. Makoski is responsible for marketing, sales and deposits of the Bank. He has served in various capacities since joining the Bank in 1982, including Internal Auditor from 1982 through 1986, Assistant Treasurer from 1987 through 1991 and Assistant Vice President from 1992 through 1995. He earned a Bachelor of Science degree in Business Administration from Milligan College in Tennessee. Mr. Makoski is a member of the Canfield Fair Board, Mahoning County Securities Officers Group and Austintown Rotary.

J. Craig Carr - Mr. Carr has served as Secretary of the Bank and FFYF since January 1999, Vice President of the Bank and FFYF since July 1997, Assistant Vice President of the Bank from 1991 to June 1997 and General Counsel since joining the Bank in 1974. Mr. Carr has also served as Vice President of FFY Holdings and Ardent Service Corp. since September 1997. Mr. Carr conducts the general legal work of the Bank, supervises the in-house title department and advises and counsels all officers and departments. He earned a Bachelor of Arts degree in Political Science from Miami University of Ohio and Juris Doctor Degree from Ohio State University College of Law. Mr. Carr is a member of the Ohio State and Mahoning County Bar Associations.

Item 2.  Properties

The Bank owns its main office building. At June 30, 1999, the Bank owned six of its branch offices and the remaining seven branch offices, including three limited service facilities, were leased. As of June 30, 1999, the net book value of the Bank's investment in premises, equipment and leaseholds, excluding computer equipment and software, was approximately $6.3 million.

The Company's accounting and record keeping activities are maintained on an in-house data processing system. The Company owns data processing equipment it uses for its internal processing needs. The net book value of such data processing equipment and related software, including the new comprehensive software system to run the core banking operation (see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Year 2000" contained in the Annual Report to Shareholders included as
Exhibit 13 herein) was $942,000 at June 30, 1999.

Item 3.  Legal Proceedings

The Company is involved as plaintiff or defendant in various legal actions arising in the normal course of business. While the ultimate outcome of these proceedings cannot be predicted with certainty, it is the opinion of management, after consultation with counsel representing the Company in the proceedings, that the resolution of these proceedings should not have a material effect on the Company's results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders
No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended June 30, 1999.

                                   PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder
          Matters

The information under the caption "Market Prices and Dividends Declared" on page 18 of the 1999 Annual Report to Stockholders which portions attached hereto as Exhibit 13 is herein incorporated by reference.

Item 6.   Selected Financial Data

Pages 4 through 6 of the 1999 Annual Report to Stockholders which portions attached hereto as Exhibit 13 are herein incorporated by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Pages 7 through 19 of the 1999 Annual Report to Stockholders which portions attached hereto as Exhibit 13 are herein incorporated by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Pages 16 and 17 of the 1999 Annual Report to Stockholders which portions attached hereto as Exhibit 13 are herein incorporated by reference.

Item 8.   Financial Statements and Supplementary Data

Pages 20 through 42 of the 1999 Annual Report to Stockholders which portions attached hereto as Exhibit 13 are herein incorporated by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

                                  PART III

Item 10.  Directors and Executive Officers of the Registrant

Executive Officers of FFYF and the Bank

Information regarding the executive officers of FFYF and the Bank who are not directors is contained in Part I of this Form 10-K and incorporated herein by reference.

Directors of FFYF and the Bank

Information concerning Directors of FFYF and the Bank is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1999, a copy of which has been filed with the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

Information concerning compliance with the reporting requirements of Section 16(a) of the Securities and Exchange Act of 1934 by the Company's directors, officers and greater than 10% beneficial owners is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held in 1999, a copy of which has been filed with the Securities and Exchange Commission.

Under the federal securities laws, Company directors, certain officers and 10% shareholders are required to report to the Securities and Exchange Commission, by specific due dates, transactions and holdings in the Company stock. The Company believes that during fiscal year 1999, all of these filing requirements were satisfied, except for the inadvertent failure to timely report on Form 4 an option exercise by Director and Vice President Randy Shaffer. A Form 4 was subsequently filed by Director Shaffer.

Item 11.  Executive Compensation

Information concerning executive compensation is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1999, a copy of which has been filed with the Securities and Exchange Commission.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1999, a copy of which has been filed with the Securities and Exchange Commission.

Item 13.  Certain Relationships and Related Transactions

Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1999, a copy of which has been filed with the Securities and Exchange Commission.

                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) (1)  Financial Statements

The following information appearing in the Company's Annual Report to Stockholders for the year ended June 30, 1999, is incorporated by reference in this Annual Report on Form 10-K as Exhibit 13.

                                                            Pages in
Annual Report Section                                     Annual Report
---------------------                                     -------------

Selected Financial Data and Other Data                        4 - 6

Management's Discussion and Analysis of Financial
 Condition and Results of Operations                          7 - 19

Common Stock and Related Information                            18

Consolidated Statements of Financial Condition as of
 June 30, 1999 and 1998                                         20

Consolidated Statements of Income for Years Ended
 June 30, 1999, 1998 and 1997                                   21

Consolidated Statements of Changes in Stockholders'
 Equity for Years Ended June 30, 1999, 1998 and 1997         22 - 23

Consolidated Statements of Cash Flows for Years Ended
 June 30, 1999, 1998 and 1997                                   24

Notes to Consolidated Financial Statements                   25 - 41

Independent Auditors' Report                                    42

With the exception of the aforementioned information, the Company's Annual Report to Stockholders for the year ended June 30, 1999 is not deemed filed as part of this Annual Report on Form 10-K.

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

    3(ii)       By-Laws                                        3(ii)

    4           Instruments defining the rights of
                security holders, including indentures          *

    9           Voting trust agreement                         None

   10           Material contracts
                  Executive Compensation Plans and
                   Arrangements                                 *
                  Employment Contracts                     10(i) - 10(iv)
                  Recognition and Retention Plan and
                   Trust Stock Option and Incentive Plan        *

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

___________________

<F*>  Filed as exhibits to the Corporation's Form S-1 registration statement filed on March 12, 1993 (File No. 33-59482) pursuant to Section 5 of the Securities Act of 1933, as amended. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

(b)  Reports on Form 8-K

During the quarter ended on June 30, 1999, the Company filed a report on Form 8-K on April 21, 1999 announcing third quarter earnings and the regular quarterly dividend.

                                 SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       FFY Financial Corp.

                                       By: /s/ Jeffrey L. Francis
                                           Jeffrey L. Francis, President and
                                           Chief Executive Officer
                                           (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

/s/ Jeffrey L. Francis                 /s/ Therese Ann Liutkus
-----------------------------------    ------------------------------------
    Jeffrey L. Francis, President,         Therese Ann Liutkus, Treasurer
    Chief Executive Officer and            and CFO (Principal Financial
    Director (Principal Executive          and Accounting Officer)
    and Operating Officer)             Date:  September 27, 1999
Date:  September 27, 1999

/s/ Randy Shaffer                      /s/ Myron S. Roh
-----------------------------------    ------------------------------------
    Randy Shaffer, Vice President          Myron S. Roh, Chairman of the
    and Director                           Board and Director
Date:  September 27, 1999              Date:  September 27, 1999

/s/ A. Gary Bitonte                    /s/ Marie Izzo Cartwright
-----------------------------------    ------------------------------------
    A. Gary Bitonte, Director              Marie Izzo Cartwright, Director
Date:  September 27, 1999              Date:  September 27, 1999

/s/ Henry P. Nemenz                    /s/ W. Terry Patrick
-----------------------------------    ------------------------------------
    Henry P. Nemenz, Director              W. Terry Patrick, Director
Date:  September 27, 1999              Date:  September 27, 1999

/s/ William A. Russell                 /s/ Ronald P. Volpe
-----------------------------------    ------------------------------------
    William A. Russell, Director           Ronald P. Volpe, Director
Date:  September 27, 1999              Date:  September 27, 1999

/s/ Robert L. Wagmiller
-----------------------------------
    Robert L. Wagmiller, Director
Date:  September 27, 1999