Form 10-Q
period 1999-09-30
FFY FINANCIAL CORP
filed 1999-11-12
CIK 898757

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended September 30, 1999

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the Transition Period From _________ to _________.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            CLASS                  SHARES OUTSTANDING AT OCTOBER 29, 1999
            -----                  --------------------------------------
common stock, $.01 par value                     6,859,236


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


PART I:  FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS

FFY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                             September 30,
                                                 1999             June 30,
                                              (unaudited)           1999
                                             -------------        --------

Assets
  Cash                                       $  6,551,538      $  5,362,745
  Interest-bearing deposits                     4,936,125         5,245,061
  Short-term investments                          100,000           865,000
                                             ------------------------------
      TOTAL CASH AND CASH EQUIVALENTS          11,587,663        11,472,806

  Securities available for sale               170,385,494       190,325,599
  Loans receivable                            460,609,174       453,839,111
  Loans available for sale                        344,550           441,500
  Interest and dividends receivable on
   securities                                   1,910,204         1,953,940
  Interest receivable on loans                  2,725,924         2,707,846
  Federal Home Loan Bank stock, at cost         4,925,600         4,841,200
  Office properties and equipment, net          7,480,596         7,218,640
  Other assets                                  2,720,704         2,890,372
                                             ------------------------------
      TOTAL ASSETS                           $662,689,909      $675,691,014
                                             ==============================

Liabilities and Stockholders' Equity
  Liabilities:
    Deposits                                 $445,873,034      $457,342,802
    Securities sold under agreements to
     repurchase:
      Short-term                                6,615,076         6,617,747
      Long-term                                51,300,000        51,300,000
    Borrowed funds:
      Short-term                               24,903,000        22,800,000
      Long-term                                60,000,000        60,000,000
    Advance payments by borrowers for
     taxes and insurance                        1,122,090         2,221,976
    Other payables and accrued expenses         6,165,519         5,291,964
                                             ------------------------------
      TOTAL LIABILITIES                       595,978,719       605,574,489

  Commitments and contingencies

  Stockholders' equity:
    Preferred stock, $.01 par value:
      Authorized 5,000,000 shares; none
       outstanding                                      -                 -
    Common stock, $.01 par value:
      Authorized 15,000,000 shares; issued
       7,589,366 shares, outstanding
       6,963,419 shares at September 30,
       1999 and 7,121,379 shares at
       June 30, 1999                               75,894            66,300
    Additional paid-in capital                 38,283,368        38,092,628
    Retained earnings, substantially
     restricted                                47,348,477        46,243,673
    Treasury stock, at cost, 625,947
     shares at September 30, 1999 and
     467,987 shares at June 30, 1999          (11,511,837)       (8,551,484)
    Accumulated other comprehensive loss       (4,650,255)       (2,816,864)
    Common stock purchased by:
      Employee Stock Ownership and 401(k)
       Plan                                    (2,552,667)       (2,645,532)
      Recognition and Retention Plans            (281,790)         (281,790)
                                             ------------------------------
      TOTAL STOCKHOLDERS' EQUITY               66,711,190        70,116,525
                                             ------------------------------

      TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY                  $662,689,909      $675,691,014
                                             ==============================

See accompanying notes to consolidated financial statements


PART I:  FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS

FFY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

                                                    Three months ended
                                                       September 30,
                                               ----------------------------
                                                   1999             1998
                                                   ----             ----

Interest Income
  Loans                                        $ 9,526,048      $ 9,969,896
  Securities available for sale                  2,769,955        2,069,296
  Federal Home Loan Bank stock                      90,010           83,927
  Other interest-earning assets                     19,514           38,147
                                               ----------------------------

      TOTAL INTEREST INCOME                     12,405,527       12,161,266
                                               ----------------------------

Interest Expense
  Deposits                                       4,861,712        5,213,591
  Securities sold under agreements to
   repurchase:
    Short-term                                      88,045          147,555
    Long-term                                      747,192          749,624
  Borrowed funds:
    Short-term                                     328,287          446,951
    Long-term                                      787,807          153,542
                                               ----------------------------

      TOTAL INTEREST EXPENSE                     6,813,043        6,711,263

      NET INTEREST INCOME                        5,592,484        5,450,003
  Provision for loan losses                        101,062          125,417
                                               ----------------------------

     NET INTEREST INCOME AFTER
      PROVISION FOR LOAN LOSSES                  5,491,422        5,324,586
                                               ----------------------------

Non-Interest Income
  Service charges                                  255,161          198,202
  Gain on sale of securities available
   for sale                                          1,309           64,255
  Gain on sale of loans                             59,791           94,054
  Other                                            150,351          261,173
                                               ----------------------------

      TOTAL NON-INTEREST INCOME                    466,612          617,684

Non-Interest Expense
  Salaries and employee benefits                 1,656,457        1,580,558
  Net occupancy and equipment                      515,550          500,441
  Insurance and bonding                            115,891          124,419
  State and local taxes                            250,208          248,624
  Other                                            797,367          672,896
                                               ----------------------------

      TOTAL NON-INTEREST EXPENSE                 3,335,473        3,126,938
                                               ----------------------------

      INCOME BEFORE INCOME TAXES
       AND MINORITY INTEREST                     2,622,561        2,815,332

Income taxes                                       781,000          930,792
Minority interest in loss of consolidated
 subsidiaries                                       (1,857)               -
                                               ----------------------------

      NET INCOME                               $ 1,843,418      $ 1,884,540
                                               ============================

      BASIC EARNINGS PER SHARE                 $      0.28      $      0.26
                                               ============================

      DILUTED EARNINGS PER SHARE               $      0.27      $      0.25
                                               ============================

      CASH DIVIDENDS DECLARED PER SHARE        $     0.125      $    0.1125
                                               ============================

See accompanying notes to consolidated financial statements


PART I:  FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS

FFY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(unaudited)

                                                    Three months ended
                                                       September 30,
                                               ----------------------------
                                                   1999             1998
                                                   ----             ----

Balance at July 1                              $70,116,525      $84,215,701

Comprehensive income:
  Net income                                     1,843,418        1,884,540
  Change in unrealized holding gain
   (loss) on securities available
   for sale, net of reclassification
   adjustment and tax effect                    (1,833,391)         592,796
                                               ----------------------------

      Comprehensive income                          10,027        2,477,336

Dividends paid, $.1125 and $.10 per
 share, respectively                              (738,614)        (738,996)

Treasury stock purchased                        (3,092,276)      (2,350,715)

Stock options exercised                             35,930          176,400

Amortization of KSOP expense                        92,865           97,260

Tax benefit related to exercise of stock
 options                                            34,073           38,821

Difference between average fair value per
 share and cost per share on KSOP shares
 committed to be released                          252,660          211,226
                                               ----------------------------

Balance at September 30                        $66,711,190      $84,127,033
                                               ============================

See accompanying notes to consolidated financial statements


PART I:  FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS

FFY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

                                                                    Three months ended
                                                                       September 30,
                                                              ------------------------------
                                                                   1999              1998
                                                                   ----              ----

NET CASH PROVIDED BY OPERATING ACTIVITIES                     $  4,985,879      $  4,937,461

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturity of securities available for sale        1,000,000         1,903,169
  Proceeds from sales of securities
   available for sale                                           13,820,146         8,012,544
  Purchase of securities available for sale                       (556,813)      (44,880,298)
  Principal receipts on securities available for sale            2,847,645         9,086,856
  Net (increase) decrease in loans                              (6,692,300)       12,303,503
  Purchase of office properties and equipment                     (526,854)          (79,458)
  Other, net                                                        85,253           (80,170)
                                                              ------------------------------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES              9,977,077       (13,733,854)
                                                              ------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in deposits                          (11,513,501)        4,508,324
  Net decrease short-term securities sold under
   agreements to repurchase                                         (2,671)       (4,113,758)
  Net increase (decrease) in short-term borrowed funds           2,103,000        (4,485,000)
  Proceeds from long-term borrowings                                     -        25,000,000
  Decrease in advance payments by borrowers for taxes
   and insurance                                                (1,099,886)       (1,437,106)
  Treasury stock purchases                                      (3,092,276)       (2,350,715)
  Dividends paid                                                  (738,614)         (738,996)
  Proceeds from stock options exercised                             35,930           176,400
  Other, net                                                      (540,081)         (145,579)
                                                              ------------------------------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            (14,848,099)       16,413,570
                                                              ------------------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                          114,857         7,617,177

CASH AND CASH EQUIVALENTS
  Beginning of period                                           11,472,806        10,075,182
                                                              ------------------------------

  End of period                                               $ 11,587,663      $ 17,692,359
                                                              ==============================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash payments of interest expense                           $  5,292,963      $  4,543,512
  Loans originated for sale                                     (4,014,385)       (5,383,130)
  Proceeds from sales of loans originated for sale               4,171,126         3,752,384

See accompanying notes to consolidated financial statements


PART I:  FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS

FFY FINANCIAL CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      (a)   Principles of Consolidation:

The interim consolidated financial statements of the Company include the accounts of FFY Financial Corp. (the "Company") and its wholly-owned subsidiaries FFY Bank (formerly known as First Federal Savings Bank of Youngstown) and FFY Holdings, Inc. The consolidated financial statements also include the accounts of FFY Insurance (formerly known as Daniel W. Landers Insurance, Ltd.), an affiliate of FFY Holdings, Inc., through its two-thirds controlling interest in FFY Insurance. FFY Holdings, Inc.'s other affiliate, Coldwell Banker FFY Real Estate, is accounted for using the equity method of accounting and is therefore not consolidated since FFY Holdings, Inc. has a non-controlling one-third interest in the real estate company. All significant intercompany balances and transactions have been eliminated in consolidation.

      (b)   Basis of Presentation:

      The consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1999 Annual Report to Shareholders incorporated by reference into the Company's 1999 Annual Report on Form 10-K. The interim consolidated financial statements include all adjustments (consisting of only normal recurring items) which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of operations for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year.

      (c)   Earnings Per Share:

The computation of basic and diluted earnings per share is shown in the following table.

                                                     Three months ended
                                                        September 30,
                                                 --------------------------
                                                    1999            1998
                                                    ----            ----

Basic earnings per share computation:
  Numerator -   Net income                       $1,843,418      $1,884,540
  Denominator - Weighted average common
                shares outstanding                6,517,822       7,355,484
Basic earnings per share                         $     0.28      $     0.26
                                                 ==========================

Diluted earnings per share computation:
  Numerator -   Net income                       $1,843,418      $1,884,540
  Denominator - Weighted average common
                shares outstanding                6,517,822       7,355,484
                Dilutive effect of stock
                options                             223,860         248,268
                                                 --------------------------
                Weighted average common
                shares and common stock
                equivalents                       6,741,682       7,603,752
Diluted earnings per share                       $     0.27      $     0.25
                                                 ==========================

Weighted average shares in the above table for the three months ended September 30, 1998 were restated to reflect a 100% stock dividend, effected in the form of a two-for-one stock split, declared on January 19, 1999.

      (d)   Reclassifications:

Certain amounts in the prior period consolidated financial statements have been reclassified to conform with the current period's presentation.

(2)   EFFECT OF RECENT FINANCIAL ACCOUNTING STANDARDS

On July 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standard (SFAS) No. 130, Reporting Comprehensive Income. This statement establishes standards for reporting and display of comprehensive income and its components. Comprehensive income consists of net income and other comprehensive income, which for the Company is comprised entirely of unrealized holding gains and losses on securities available for sale, net of the related tax effect. As permitted by SFAS No. 130, the Company has elected to disclose the components of comprehensive income in the Consolidated Statements of Changes in Stockholders' Equity. Other comprehensive income (loss) for the quarters ended September 30, 1999 and 1998 was ($1,833,391) and $592,796, respectively, net of the related tax (expense) benefit of $943,000 and ($306,000), respectively.

In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 requires public business enterprises to report certain financial and descriptive information about operating segments. This statement also establishes standards for related disclosures about products and services, any major customers, and geographic areas in which an enterprise operates. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. The Company determined that the adoption of SFAS No. 131 has no effect on its consolidated financial statements as the Company's operations are managed and performance is evaluated on a corporate-wide basis. Accordingly, all of the Company's operations are considered by management to be aggregated in one reportable operating segment.

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, that was subsequently amended by SFAS No. 137, which delays the original effective date of SFAS No. 133. This statement standardizes the accounting for derivative contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial condition and measure them at fair value. SFAS No. 137 is effective for fiscal years beginning after June 15, 2000. Management is currently evaluating the effects SFAS No. 137 will have on the Company's financial condition or results of operations.

In October 1998, the FASB issued SFAS No. 134, Accounting for Mortgage-Backed Securities Retained after Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise. SFAS No. 134 is an amendment of FASB Statement No. 65, which established accounting and reporting standards for certain activities on mortgage banking enterprises and other enterprises that conduct operations that are substantially similar to the primary operations of a mortgage banking enterprise. SFAS No. 134 is effective for the first fiscal quarter beginning after December 15, 1998. Currently, this statement does not affect the Company, as the Company does not securitize mortgage loans and hold the resulting securities.


PART I: FINANCIAL INFORMATION
FFY FINANCIAL CORP.
SEPTEMBER 30, 1999

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following analysis discusses changes in the financial condition and results of operations at and for the three months ended September 30, 1999 for the Company.

Forward-Looking Statements

When used in this Form 10-Q, or, in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Year 2000

The Company's business is highly dependent on the accuracy of computers and computer programs. The Year 2000 issue is the result of computer programs being written using two digits rather than four to define an applicable year. Any of a company's hardware, date-driven automated equipment, or computer programs that have date sensitive software could recognize a date using "00" as the year 1900 rather than the year 2000. This improper recognition could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in normal business activities. The Company's Technology and Facilities Committee is responsible for monitoring and achieving Year 2000 (Y2K) readiness for the Company and oversees a Y2K Committee. The Y2K Committee is headed by FFY Bank's Vice President of Operations and consists of members from FFY Bank's internal audit, information systems and user departments.

Since 1997, the Company has been addressing the Year 2000 issue. A significant part of Year 2000 readiness was converting FFY Bank's financial computer system to a new comprehensive software system to run the core banking operation. The conversion was successfully completed on April 27, 1998. The new financial computer system has been tested for Year 2000 readiness and the results were successful. Additionally, this new system allows FFY Bank to enhance its current services. It was determined that FFY Bank's previous financial computer system would be too costly to make Year 2000 ready and would hinder other program development. Another significant part of the Company's Year 2000 readiness includes contacting significant third party vendors who are required to provide evidence of their efforts to become Year 2000 ready. Management has evaluated each of the Company's significant vendor's Year 2000 readiness progress and considers them to be satisfactory. Management plans to have ongoing communications with such vendors to insure Year 2000 readiness. Although the Company has been assured of the readiness of its financial computer system and significant vendors' systems for the Year 2000, the Y2K Committee continues to test such systems for Year 2000 readiness for further assurance. Of all third-party vendors and suppliers, perhaps the most difficult assessment of Year 2000 risks are the utility companies. This risk is shared by everyone in any geographic area and cannot be accurately quantified. The Company's contingency plan also addresses the loss of electrical power and other environmental failures. The Company has and will continue to inform customers and employees regarding Year 2000 readiness. The Company's Year 2000 readiness project is substantially complete; however, continued efforts such as testing, vendor contacts, customer and employee awareness will continue throughout the Year 2000.

In addressing Year 2000 issues, the Company has also considered technology issues beyond its data processing activities. Non-data processing systems include equipment in use which is not defined as computer hardware or software such as alarm systems, elevators, keyless entry systems, telephones and others. Such equipment could result in service or product breakdown if not Year 2000 ready. Such non-information technology systems have been tested for Year 2000 readiness, and the results were satisfactory.

The Company has incurred cash outlays of approximately $882,000 through September 30, 1999, including $429,000 for a new comprehensive software system, in connection with the Year 2000 readiness project. Management estimated the total cost of Year 2000 compliance issues would be approximately $1.0 million, which is being funded through operations. The total cost of the Year 2000 project is not expected to have a material impact on the Company's results of operations.

The Company faces several risk factors with respect to the Year 2000. For example, the ability of FFY Bank's loan customers to repay their obligations could be adversely affected by business interruptions caused by Year 2000 problems. The potential impact on FFY Bank of such problems has not been determined, but could be significant. The Company is also vulnerable to its significant vendors' Year 2000 issues with respect to their major suppliers and their own Year 2000 issues.

The Company has finalized a written contingency plan and members of the Y2K Committee have been testing and will continue to test this plan until the Year 2000. The plan was developed for a general failure of the Company's internal systems and specific contingency plans have been developed for each critical application and vendor. The Company currently has contingency plans to replace significant vendors that may have Year 2000 difficulties in addition to replacing the other vendors or suppliers the Company cannot test. The Company's contingency plan includes procedures to return to automated systems after Year 2000 problems, if any, are rectified.

The Company anticipates that higher liquidity needs could result as it approaches the end of calendar year 1999 and during the early part of calendar year 2000. The Company's primary goal with regard to liquidity and cash contingencies related to Y2K is to have enough cash available to meet customer cash requirements. This is essential to ensure the continuing viability of FFY Bank as a financial institution in which our customers have confidence. The risk of public perception that cash will not be available is a primary concern and specific issues are related to the level of anticipated customer withdrawals and the level of loan commitments that will need to be funded as customers access previously undisbursed lines of credit. Consequently, FFY Bank preliminarily intends to use the Federal Reserve Bank and the Federal Home Loan Bank as sources for liquidity.

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

Financial Condition

General. Total assets at September 30, 1999 were $662.7 million compared to $675.7 million at June 30, 1999, a decrease of $13.0 million, or 1.9%. The decrease was primarily attributable to a decline in securities available for sale, partially offset by an increase in loans receivable. Total liabilities at September 30, 1999 were $596.0 million compared to $605.6 million at June 30, 1999, a decrease of $9.6 million, or 1.6%. The decrease was primarily attributable to a decline in deposit accounts.

Securities. The Company's securities portfolio decreased $19.9 million, or 10.5%, during the three months ended September 30, 1999, and totaled $170.4 million at September 30, 1999 compared to $190.3 million at June 30, 1999. The decrease over the three month period primarily consisted of $13.8 million, $1.0 million and $2.8 million in security sales, maturities and principal receipts on mortgage-backed securities, respectively. Additionally, there was an increase in the unrealized loss on securities available for sale totaling $2.8 million, reflecting an increase in interest rates. Security purchases totaling $557,000 for the three months ended September 30, 1999 partially offset the aforementioned decreases.

Loans. Net loans receivable, including loans available for sale, increased $6.7 million, or 1.5%, during the three months ended September 30, 1999, and totaled $461.0 million at September 30, 1999 compared to $454.3 million at June 30, 1999. The increase in loans receivable was largely the result of an increase in loans originated for FFY Bank's portfolio during the three months ended September 30, 1999. Loans were retained in FFY Bank's portfolio as opposed to being sold in the secondary market during the increasing interest rate environment that existed during the current fiscal quarter. First mortgage loans secured by one- to four -family residences represented the largest area of dollar volume growth in FFY Bank's loan portfolio during the three months ended September 30, 1999.

Loan originations during the three months ended September 30, 1999 totaled $42.7 million compared to $37.7 million during the three months ended June
30, 1999.   Mortgage loans for the purchase, construction or refinance of one- to four -family homes in FFY Bank's market continued to represent the largest segment of its loan originations. During the three months ended September 30, 1999, one- to four -family loan originations, including the construction of one- to four -family homes were $27.3 million, representing nearly 64% of total loan originations.

FFY Bank's secondary market mortgage lending operation is designed to originate and sell qualifying loans to the Federal National Mortgage Association (Fannie Mae). FFY Bank sold 48 loans during the three months ended September 30, 1999, resulting in a pre-tax gain of $60,000. This compares to sales of 51 loans for a pre-tax gain of $94,000 for the three months ended September 30, 1998. FFY Bank's secondary market mortgage lending slowed compared the previous three quarters due to an increase in market interest rates, which is evident by the number of loans sold. The quarter ended September 30, 1999 sales of 48 loans compares to 144, 104 and 91 loans sold for the three-month periods ended December 31, 1998, March 31, 1999 and June 30, 1999, respectively. However, management expects that the secondary market mortgage lending program will continue as long as market conditions allow it to be profitable.

Deposits. Deposits decreased $11.4 million, or 2.5%, during the three months ended September 30, 1999 and totaled $445.9 million at September 30, 1999 compared to $457.3 million at June 30, 1999. The decline in deposits was primarily due to certificate and passbook accounts, which declined $9.5 million and $3.0 million, respectively, partially offset by an increase in money market accounts totaling $1.2 million. NOW and demand accounts nominally changed during the three months ended September 30, 1999. The level of deposit flows during any given period is heavily influenced by factors such as the general level of interest rates as well as alternative yields that investors may obtain on competing instruments, such as money market mutual funds or other investments. Net deposit outflows during the quarter ended September 30, 1999 were funded by the decline in securities available for sale.

Stockholders' Equity. Total stockholders' equity declined $3.4 million during the three months ended September 30, 1999 and totaled $66.7 million at September 30, 1999 compared to $70.1 million at June 30, 1999. This decline resulted principally from treasury stock repurchases, an increase in unrealized holding losses on available-for-sale securities and dividends paid to shareholders totaling $3.1 million, $1.8 million and $739,000, respectively. These declines were partially offset by net income for the three months ended September 30, 1999 of $1.8 million. On January 19, 1999, the Company announced a 100% stock dividend, which is equivalent to a two-for-one stock split, that was paid on March 5, 1999 to stockholders of record on February 19, 1999. Accordingly, all share and per share data have been restated as a result of the stock dividend.

Results of Operations

Comparison of the Three Months Ended September 30, 1999 and 1998

General. The Company recorded net income for the three months ended September 30, 1999 of $1.8 million, a decrease of $41,000, or 2.0%, from net income of $1.9 million for the three months ended September 30, 1998. Basic and diluted earnings per share for the three months ended September 30, 1999 totaled $0.28 per share and $0.27 per share, respectively, compared to $0.26 per share and $0.25 per share for the three months ended September 30, 1998. This represents an increase in basic and diluted earnings per share of 7.7% and 8.0%, respectively, over prior period levels. The Company's annualized return on average equity for the three months ended September 30, 1999 was 10.9% compared to 9.1% for the three months ended September 30, 1998.

Interest Income. Total interest income for the three months ended September 30, 1999 was $12.4 million, an increase of $244,000, or 2.0%, compared to $12.2 million for the three months ended September 30, 1998. Interest income from loans decreased $444,000, or 4.5%, and totaled $9.5 million and $10.0 million, respectively, for the three months ended September 30, 1999 and 1998. The decrease in interest from loans was the result of a 10 basis point decline in the average yield earned on loans, from 8.45% to 8.35%, and a $15.6 million decline in the average balance of loans outstanding. The average yield earned on loans declined due to the decrease in market interest rates throughout most of the Company's prior fiscal year. Although the average balance of loans declined comparing the quarters ended September 30, 1999 and 1998, the trend of a declining loan portfolio reversed in the recent quarter mainly due to retaining loans in FFY Bank's loan portfolio as opposed to selling them in the secondary market. Interest income from securities increased $701,000, or 33.9%, and totaled $2.8 million and $2.1 million, respectively, for the three months ended September 30, 1999 and 1998. The increase in interest from securities was primarily the result of a $39.7 million increase in the average balance of securities comparing the quarters ended September 30, 1999 and 1998. However, the trend of a growing securities portfolio reversed during the recent quarter due to proceeds from securities transactions being used to fund deposit outflows and loan growth.

Interest Expense. Total interest expense for the three months ended September 30, 1999 was $6.8 million, an increase of $102,000, or 1.5%, compared to $6.7 million for the three months ended September 30, 1998. Interest expense on deposits decreased $352,000, or 6.7%, and totaled $4.9 million and $5.2 million, respectively, for the three months ended September 30, 1999 and 1998. The decrease in interest expense is attributable to a 31 basis point decline in average cost of deposit accounts, from 4.68% for the three months ended September 30, 1998 to 4.37% for the three months ended September 30, 1999. Interest expense on repurchase agreements decreased $62,000, or 6.9%, and totaled $835,000 and $897,000, respectively, for the three months ended September 30, 1999 and 1998. The decrease in interest expense on repurchase agreements is due to a decline in volume. Interest expense on borrowed funds increased $516,000 and totaled $1.1 million and $600,000, respectively, for the three months ended September 30, 1999 and 1998. The increase in interest expense on borrowed funds is attributable to a $43.5 million increase in average borrowings outstanding, from $41.3 million for the three months ended September 30, 1998 to $84.8 million for the three months ended September 30, 1999. This increase was partially offset by a 54 basis point decrease in average cost of borrowed funds, from 5.81% for the three months ended September 30, 1998 to 5.27% for the three months ended September 30, 1999.

Net Interest Income. Net interest income increased $142,000, or 2.6%, and totaled $5.6 million and $5.5 million, respectively, for the three months ended September 30, 1999 and 1998. The Company's net interest margin (net interest income as a percentage of average interest-earning assets) was 3.54% for the three months ended September 30, 1999, down 4 basis points from 3.58% for the three months ended September 30, 1998. The decline in net interest margin was mainly due to a lower yield earned on loans receivable in addition to increased borrowings, which generally have a higher cost than core deposits. However, the Company's net interest margin was positively affected by lower rates paid on deposits.

Provision for Loan Losses. The provision for loan losses totaled $101,000 for the three months ended September 30, 1999 compared to $125,000 for the three months ended September 30, 1998. The provision for loan losses reflects management's evaluation of the underlying credit risk of FFY Bank's loan portfolio to adequately provide for probable loan losses inherent in the loan portfolio as of the balance sheet date. The ratio of allowance for loan losses to non-performing assets was 126.4% at September 30, 1999, up from 112.3% at June 30, 1999, primarily due to a decline in non-accrual loans. Future additions to the allowance for loan losses will be dependent on a number of factors including the performance of FFY Bank's loan portfolio, the economy, changes in interest rates and the effect of such changes on real estate values and inflation. Management believes that the allowance for loan losses was adequate at September 30, 1999.

Non-Interest Income. Non-interest income totaled $467,000 for the three months ended September 30, 1999, a decrease of $151,000, or 24.5%, compared to $618,000 for the three months ended September 30, 1998. Gains on sales of securities totaled $1,000 and $64,000, respectively, for the three months ended September 30, 1999 and 1998. Securities are primarily sold to fund loan growth or deposit outflows. Gains on sales of loans totaled $60,000 and $94,000, respectively, for the three months ended September 30, 1999 and 1998. The decline in income from loans sold reflects an increase in interest rates and management's decision to retain certain loans in FFY Bank's portfolio. Other non-interest income totaled $150,000 for the three months ended September 30, 1999, a decrease of $111,000 compared to $261,000 for the three months ended September 30, 1998. The decrease in other non-interest income is primarily the result of activities of the Company's former real estate affiliate, First Real Estate, Ltd., being consolidated in the prior year period since the Company's interest was a controlling two-thirds; whereas the Company's current real estate affiliate, Coldwell Banker FFY Real Estate, is accounted for using the equity method of accounting since the Company's investment is a non-controlling one-third. Service charge income increased $57,000, or 28.7%, comparing the three months ended September 30, 1999 and 1998, largely due to increased fee income from NOW and demand accounts, automated teller machines, debit cards and loan extensions.

Non-Interest Expense. Non-interest expense totaled $3.3 million for the three months ended September 30, 1999, an increase of $209,000, or 6.7%, compared to $3.1 million for the three months ended September 30, 1998. Non-interest expenses for the recent three-month period include $196,000 in name change expenses. On July 12, 1999, the Company announced a name change for its affiliates to better reflect a single identity for the banking, insurance and real estate lines of business the Company operates. The Company's efficiency ratio totaled 54.8% for the three months ended September 30, 1999 compared to 52.9% for the three months ended September 30, 1998.

Income Taxes. Income taxes totaled $781,000 for the three months ended September 30, 1999, a decrease of $150,000, or 16.1%, compared to $931,000 for the three months ended September 30, 1998. The decline in income taxes resulted from a reduction in the Company's effective tax rate due to increased income from tax-exempt securities.

Effect of New Accounting Standards

Refer to Note 2 of the Notes to Consolidated Financial Statements contained in this report.

Liquidity and Cash Flows

In general terms, liquidity is a measurement of the Company's ability to meet its cash needs. The Company's objective in liquidity management is to maintain the ability to meet loan commitments, purchase securities or to repay deposits and other liabilities in accordance with their terms without an adverse impact on current or future earnings. The Company's principal sources of funds are deposits, amortization and prepayments of loans, maturities, sales and principal receipts of securities, borrowings, repurchase agreements and operations.

Federal regulations require FFY Bank to maintain minimum levels of liquid assets in each calendar quarter of not less than 4% of either (i) its liquidity base at the end of the preceding quarter, or (ii) the average daily balance of its liquidity base during the preceding quarter. FFY Bank's liquidity exceeded the applicable liquidity requirement at September 30, 1999 and 1998. Simply meeting the liquidity requirement does not automatically mean FFY Bank has sufficient liquidity for a safe and sound operation. Regulations also include a separate requirement that each thrift must maintain sufficient liquidity to ensure its safe and sound operation. Thus, adequate liquidity may vary depending on FFY Bank's overall asset/liability structure, market conditions, the activities of competitors, and the requirements of its own deposit and loan customers.institutions. Management believes FFY Bank's liquidity is sufficient.

Liquidity management is both a daily and long-term responsibility of management. FFY Bank adjusts its investments in liquid assets based upon management's assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-earning deposits and securities and (iv) the objective of its asset/liability management program. Along with its liquid assets, FFY Bank has additional sources of liquidity available including, but not limited to, the ability to obtain deposits by offering above-market interest rates and access to advances from the Federal Home Loan Bank.

The primary investing activities of the Company are originating loans and purchasing securities. For the three months ended September 30, 1999, an increase in FFY Bank's loan portfolio used $6.7 million, whereas a decline in the securities portfolio provided $17.1 million. For the three months ended September 30, 1998, a decline in FFY Bank's loan portfolio provided $12.3 million, whereas growth in the securities portfolio used $25.9 million. Generally, during periods of declining interest rates, FFY Bank would be expected to experience increased loan prepayments, which would likely be reinvested at lower interest rates. During periods of increasing interest rates, loan prepayments would be expected to decline, reducing funds available for investment at higher interest rates.

The primary financing activities of the Company are deposits, repurchase agreements and borrowings. For the three months ended September 30, 1999, a decline in deposit accounts used $11.5 million, whereas an increase in borrowed funds provided $2.1 million. The effect of repurchase agreements was immaterial for the three months ended September 30, 1999. For the three months ended September 30, 1998, increases in deposits and borrowed funds provided $4.5 million and $20.5 million, respectively, whereas a decline in repurchase agreements used $4.1 million.

Capital Resources

Office of Thrift Supervision (OTS) regulations require savings institutions to maintain certain minimum levels of regulatory capital. An institution that fails to comply with its regulatory capital requirements must obtain OTS approval of a capital plan and can be subject to a capital directive and certain restrictions on its operations. At September 30, 1999, the minimum capital regulations require institutions to have tangible capital to total tangible assets of 1.5%; a minimum leverage ratio of core (Tier 1) capital to total adjusted tangible assets of 3.0%; and a minimum ratio of total capital (core capital and supplementary capital) to risk weighted assets of 8.0%, of which 4.0% must be core capital.

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

At September 30, 1999, FFY Bank meets all capital adequacy requirements to which it is subject. Further, the most recent OTS notification categorized FFY Bank as a well-capitalized institution under the prompt corrective action regulations. There have been no conditions or events since that notification that management believes have changed FFY Bank's capital classification.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There were no material changes in information about market risk from that provided in the 1999 Annual Report to Shareholders, which was incorporated by reference into the Company's 1999 Annual Report on Form 10-K.

                         PART II:  OTHER INFORMATION
                             FFY FINANCIAL CORP.
                             SEPTEMBER 30, 1999

Item 1.  Legal Proceedings

FFY Financial Corp. or FFY Holdings, Inc. is not a party to any material legal proceeding before any court or regulatory authority, administrative agency or other tribunal. Further, FFY Financial Corp. or FFY Holdings, Inc. is not aware of the threat of any such proceeding.

As part of its ordinary course of business, FFY Bank is a party to several lawsuits involving a variety of claims, including the collection of OF delinquent accounts. No litigation is pending or, to FFY Bank's knowledge, threatened in which FFY Bank faces potential loss or exposure which would have a material impact on its financial condition or results of operations. FFY Bank is not involved in any administrative or judicial proceeding under any Federal, State or Local provisions which have been enacted or adopted relating to the protection of the environment.


Item 2.  Changes in Securities

None to be reported.


Item 3.  Defaults on Senior Securities

None to be reported.


Item 4.  Submission of Matters to a Vote of Security Holders

On October 20, 1999, FFY Financial Corp. held its annual meeting of stockholders. The matters approved by stockholders at the annual meeting and the number of votes cast for, against or withheld (as well as the number of abstentions and broker non-votes) as to each matter are set forth below.

Election of Directors for a three-year term:

                                                             BROKER
              NAME                   FOR        WITHHELD    NON-VOTES
              ----                   ---        --------    ---------

      Jeffrey L. Francis          5,905,971      55,602        -0-
      Samuel A. Roth              5,916,032      45,541        -0-
      Ronald P. Volpe, Ph.D.      5,931,376      30,197        -0-

Ratification of the Appointment of Auditors for a one-year term:

                                                                   BROKER
              NAME           FOR        AGAINST      ABSTAIN      NON-VOTES
              ----           ---        -------      -------      ---------

      KPMG LLP            5,939,275      9,662       12,635          -0-


Item 5.  Other Information

None to be reported.


Item 6.  Exhibits and Reports on Form 8-K

A.    Exhibits:  Exhibit 27 - Financial Data Schedule.

B.    Reports on Form 8-K:  On July 20, 1999, the Registrant announced the approval of the regular quarterly dividend of
                            11.25 cents per share. The Registrant also announced its Annual Meeting of Shareholders to be held on October 20, 1999.

                            On August 4, 1999, the Registrant announced earnings of $8.1 million, or $1.11 per diluted share for the year ended June 30, 1999 and $.30 fourth quarter earnings per diluted share.


Pursuant the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       FFY Financial Corp.

Date:  November 12, 1999               By:  /s/ Jeffrey L. Francis
                                       ------------------------------------
                                       Jeffrey L. Francis
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)

Date:  November 12, 1999               By:  /s/ Therese Ann Liutkus
                                       ------------------------------------
                                       Therese Ann Liutkus
                                       Treasurer and Chief Financial Officer
                                       (Principal Financial and Accounting
                                       Officer)