Form 10-Q
period 1999-12-31
FFY FINANCIAL CORP
filed 2000-02-11
CIK 898757

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                  FORM 10-Q

           [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended December 31, 1999

                                     OR

          [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
              For the Transition Period From        to       .
                                             ------    ------


                       Commission file number 0-21638


                             FFY Financial Corp.
           (Exact name of registrant as specified in its charter)


        Delaware                                      34-1735753
(State of Incorporation)                  (IRS Employer Identification No.)


                 724 Boardman-Poland Road, Youngstown, Ohio
                   (Address of principal executive office)


                                    44512
                                 (Zip Code)


                               (330) 726-3396
            (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X    No
                                                    -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            CLASS                     SHARES OUTSTANDING AT JANUARY 31, 2000
            -----                     --------------------------------------

common stock, $.01 par value                        6,873,536


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


PART I:  FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS

FFY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(unaudited)

                                                                December 31,       June 30,
                                                                    1999             1999
                                                                ------------       --------

Assets
  Cash                                                          $  6,852,878     $  5,362,745
  Interest-bearing deposits                                        4,389,592        5,245,061
  Short-term investments                                             325,000          865,000
                                                                -----------------------------
      TOTAL CASH AND CASH EQUIVALENTS                             11,567,470       11,472,806

  Securities available for sale                                  163,057,101      190,325,599
  Loans receivable                                               471,047,463      453,839,111
  Loans available for sale                                            56,500          441,500
  Interest and dividends receivable on securities                  1,761,480        1,953,940
  Interest receivable on loans                                     2,744,164        2,707,846
  Federal Home Loan Bank stock, at cost                            5,015,600        4,841,200
  Office properties and equipment, net                             7,384,065        7,218,640
  Other assets                                                     2,992,881        2,890,372
                                                                -----------------------------
      TOTAL ASSETS                                              $665,626,724     $675,691,014
                                                                =============================

Liabilities and Stockholders' Equity
  Liabilities:
    Deposits                                                    $442,996,900     $457,342,802
    Securities sold under agreements to repurchase:
      Short-term                                                   6,614,523        6,617,747
      Long-term                                                   51,300,000       51,300,000
    Borrowed funds:
      Short-term                                                  43,540,000       22,800,000
      Long-term                                                   50,000,000       60,000,000
    Advance payments by borrowers for taxes and insurance          2,376,674        2,221,976
    Other payables and accrued expenses                            3,970,671        5,291,964
                                                                -----------------------------
      TOTAL LIABILITIES                                          600,798,768      605,574,489

  Commitments and contingencies

  Stockholders' equity:
    Preferred stock, $.01 par value:
      Authorized 5,000,000 shares; none outstanding                        -                -
    Common stock, $.01 par value:
     Authorized 15,000,000 shares; issued 7,589,366 shares,
     outstanding 6,865,536 shares at December 31, 1999
     and 7,121,379 shares at June 30, 1999                            75,894           75,894
    Additional paid-in capital                                    38,285,590       38,092,628
    Retained earnings, substantially restricted                   48,513,494       46,243,673
    Treasury stock, at cost, 723,830 shares at
     December 31, 1999 and 467,987 shares at June 30, 1999       (13,342,072)      (8,551,484)
    Accumulated other comprehensive loss                          (5,963,358)      (2,816,864)
    Common stock purchased by:
      Employee Stock Ownership and 401(k) Plan                    (2,459,802)      (2,645,532)
      Recognition and Retention Plans                               (281,790)        (281,790)
                                                                -----------------------------
      TOTAL STOCKHOLDERS' EQUITY                                  64,827,956       70,116,525
                                                                -----------------------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $665,626,724     $675,691,014
                                                                =============================


See accompanying notes to consolidated financial statements


PART I:  FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS

FFY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

                                                                Three months ended                       Six months ended
                                                                   December 31,                            December 31,
                                                          -------------------------------         -------------------------------
                                                             1999                1998                1999                1998
                                                             ----                ----                ----                ----

Interest Income
  Loans                                                   $ 9,639,374         $ 9,886,874         $19,165,422         $19,856,770
  Securities available for sale                             2,549,316           2,370,696           5,319,271           4,439,992
  Federal Home Loan Bank stock                                 88,495              82,513             178,505             166,440
  Other interest-earning assets                                 1,604              44,151              21,118              82,298
                                                          -----------------------------------------------------------------------

      TOTAL INTEREST INCOME                                12,278,789          12,384,234          24,684,316          24,545,500
                                                          -----------------------------------------------------------------------

Interest Expense
  Deposits                                                  4,758,636           5,097,583           9,620,348          10,311,174
  Securities sold under agreements to repurchase:
    Short-term                                                 90,671             115,921             178,716             263,476
    Long-term                                                 755,650             749,623           1,502,842           1,499,247
  Borrowed funds:
    Short-term                                                437,436             427,919             765,723             874,870
    Long-term                                                 792,616             350,741           1,580,423             504,283
                                                          -----------------------------------------------------------------------

      TOTAL INTEREST EXPENSE                                6,835,009           6,741,787          13,648,052          13,453,050

      NET INTEREST INCOME                                   5,443,780           5,642,447          11,036,264          11,092,450
  Provision for loan losses                                   104,851             124,546             205,913             249,963
                                                          -----------------------------------------------------------------------

      NET INTEREST INCOME AFTER
       PROVISION FOR LOAN LOSSES                            5,338,929           5,517,901          10,830,351          10,842,487
                                                          -----------------------------------------------------------------------

Non-Interest Income
  Service charges                                             288,414             218,300             543,575             416,502
  Gain (loss) on sale of securities available for sale         27,595              (6,542)             28,904              57,713
  Gain on sale of loans                                        58,677             277,379             118,468             388,832
  Other                                                       173,236             193,409             323,587             437,183
                                                          -----------------------------------------------------------------------

      TOTAL NON-INTEREST INCOME                               547,922             682,546           1,014,534           1,300,230
                                                          -----------------------------------------------------------------------

Non-Interest Expense
  Salaries and employee benefits                            1,648,580           1,603,698           3,305,037           3,184,256
  Net occupancy and equipment                                 492,928             498,293           1,008,478             998,734
  Insurance and bonding                                       117,784             119,655             233,675             244,074
  State and local taxes                                       251,154             260,374             501,362             508,998
  Other                                                       588,451             655,748           1,385,818           1,328,644
                                                          -----------------------------------------------------------------------

      TOTAL NON-INTEREST EXPENSE                            3,098,897           3,137,768           6,434,370           6,264,706
                                                          -----------------------------------------------------------------------

      INCOME BEFORE INCOME TAXES
       AND MINORITY INTEREST                                2,787,954           3,062,679           5,410,515           5,878,011

Income taxes                                                  836,000           1,029,440           1,617,000           1,960,232
Minority interest in loss of consolidated subsidiaries         (1,735)                  -              (3,592)                  -
                                                          -----------------------------------------------------------------------

      NET INCOME                                          $ 1,953,689         $ 2,033,239         $ 3,797,107         $ 3,917,779
                                                          =======================================================================

      BASIC EARNINGS PER SHARE                            $      0.31         $      0.28         $      0.59         $      0.54
                                                          =======================================================================

      DILUTED EARNINGS PER SHARE                          $      0.30         $      0.27         $      0.57         $      0.52
                                                          =======================================================================

      CASH DIVIDENDS DECLARED PER SHARE                   $     0.125         $    0.1125         $      0.25         $     0.225
                                                          =======================================================================


See accompanying notes to consolidated financial statements


PART I:  FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS

FFY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(unaudited)

                                                                            Six months ended
                                                                              December 31,
                                                                       ---------------------------
                                                                          1999            1998
                                                                          ----            ----

Balance at July 1                                                      $70,116,525     $84,215,701

Comprehensive income:

  Net income                                                             3,797,107       3,917,779

  Change in unrealized holding gain (loss) on securities available
   for sale, net of reclassification adjustment and tax effect          (3,146,494)        337,260
                                                                       ---------------------------

      Comprehensive income                                                 650,613       4,255,039

Dividends paid, $.2375 and $.2125 per share, respectively               (1,527,286)     (1,555,303)

Treasury stock purchased                                                (5,278,149)     (5,565,120)

Stock options exercised                                                    132,430         313,710

Amortization of KSOP expense                                               185,730         194,520

Tax benefit related to exercise of stock options                            91,905         124,027

Difference between average fair value per share and cost
 per share on KSOP shares committed to be released                         456,188         416,544
                                                                       ---------------------------

Balance at December 31                                                 $64,827,956     $82,399,118
                                                                       ===========================


See accompanying notes to consolidated financial statements


PART I:  FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS

FFY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

                                                                    Six months ended
                                                                      December 31,
                                                              -----------------------------
                                                                  1999             1998
                                                                  ----             ----

NET CASH PROVIDED BY OPERATING ACTIVITIES                     $  6,933,137     $  4,015,137
                                                              -----------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturity of securities available for sale        3,005,000        7,697,077
  Proceeds from sales of securities available for sale          14,854,760       17,149,709
  Purchase of securities available for sale                       (742,661)     (88,372,119)
  Principal receipts on securities available for sale            5,267,176       17,484,726
  Net (increase) decrease in loans                             (17,052,384)      13,547,512
  Purchase of office properties and equipment                     (690,033)        (214,144)
  Other, net                                                        99,253          (72,748)
                                                              -----------------------------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES              4,741,111      (32,779,987)
                                                              -----------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in deposits                          (14,403,173)      12,725,184
  Net decrease in short-term securities sold under
   agreements to repurchase                                         (3,224)      (3,610,816)
  Net increase (decrease) in short-term borrowed funds          20,740,000       (4,485,000)
  Proceeds from long-term borrowed funds                                 -       35,000,000
  Principal repayments on long-term borrowed funds             (10,000,000)               -
  Decrease in amounts due to bank                                 (981,571)        (616,012)
  Treasury stock purchases                                      (5,278,149)      (5,565,120)
  Dividends paid                                                (1,527,286)      (1,555,303)
  Proceeds from stock options exercised                            132,430          313,710
  Other, net                                                      (258,611)        (226,788)
                                                              -----------------------------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            (11,579,584)      31,979,855
                                                              -----------------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                           94,664        3,215,005

CASH AND CASH EQUIVALENTS
  Beginning of period                                           11,472,806       10,075,182
                                                              -----------------------------

  End of period                                               $ 11,567,470     $ 13,290,187
                                                              =============================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash payments of interest expense                           $ 13,839,432     $ 13,292,603
  Cash payments of income taxes                                          -        1,935,000
  Loans originated for sale                                      7,690,965       16,087,760
  Proceeds from sales of loans originated for sale               8,194,434       15,348,810


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

      (b)   Basis of Presentation:

            The consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in FFY Financial Corp.'s 1999 Annual Report to Shareholders incorporated by reference into FFY Financial Corp.'s 1999 Annual Report on Form 10-K. The interim consolidated financial statements include all adjustments (consisting of only normal recurring items) which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of operations for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year.

      (c)   Earnings Per Share:

            The computation of basic and diluted earnings per share is shown in the following table.

                                                          Three months ended             Six months ended
                                                             December 31,                  December 31,
                                                       -------------------------     -------------------------
                                                          1999           1998           1999           1998
                                                          ----           ----           ----           ----

Basic earnings per share computation:
  Numerator    -  Net income                           $1,953,689     $2,033,239     $3,797,107     $3,917,779
  Denominator  -  Weighted average common
                   shares outstanding                   6,374,702      7,258,664      6,446,262      7,307,074
Basic earnings per share                               $     0.31     $     0.28     $     0.59     $     0.54
                                                       =======================================================

Diluted earnings per share computation:
  Numerator    -  Net income                           $1,953,689     $2,033,239     $3,797,107     $3,917,779
  Denominator  -  Weighted average common
                   shares outstanding                   6,374,702      7,258,664      6,446,262      7,307,074
                  Dilutive effect of stock options        194,107        234,192        209,599        241,334
                                                       -------------------------------------------------------
                  Weighted average common shares
                   and common stock equivalents         6,568,809      7,492,856      6,655,861      7,548,408
Diluted earnings per share                             $     0.30     $     0.27     $     0.57     $     0.52
                                                       =======================================================


      (d)   Reclassifications:

            Certain amounts in the prior period consolidated financial statements have been reclassified to conform with the current period's presentation.


(2)   EFFECT OF RECENT FINANCIAL ACCOUNTING STANDARDS

      In June 1999, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an Amendment of FASB Statement 133. This statement standardizes the accounting for derivative contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial condition and measure them at fair value. SFAS No. 137 is effective for fiscal years beginning after June 15, 2000. Management is currently evaluating the effects SFAS No. 137 will have on the Company's financial condition and results of operations.


                        PART I: FINANCIAL INFORMATION
                             FFY FINANCIAL CORP.
                              DECEMBER 31, 1999


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following analysis discusses changes in the Company's financial condition and results of operations at and for the three and six months ended December 31, 1999.


Forward-Looking Statements

When used in this Form 10-Q, or, in future filings by FFY Financial Corp. with the Securities and Exchange Commission, in FFY Financial Corp.'s press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including, but not limited to, changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above and other factors could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.


Year 2000

On January 1, 2000, FFY Financial Corp. reported that its wholly owned subsidiary, FFY Bank, had successfully completed its processing for 1999 and had tested all mission critical systems for proper operation due to the change to the Year 2000. Various audit teams from FFY Bank confirmed that environmental services, such as utilities and telecommunications, were operating properly. Other technical staff processed a comprehensive list of customer transactions, thereby confirming that all accounting systems were operating correctly. Based on operations since January 1, 2000, the Company does not expect any significant impact to its ongoing business as a result of the Year 2000. However, it is possible that the full impact of the date change, which was of concern due to computer programs that use two digits instead of four digits to define years, has not been fully recognized. For example, it is possible that Year 2000 or similar issues such as leap year related problems may occur with customer accounting systems. The Company believes that any such problems are likely to be minor and correctable. In addition, the Company could still be negatively affected if its customers or suppliers are adversely affected by the Year 2000 or similar issues. The Company currently is not aware of any significant Year 2000 or similar problems that have arisen for its customers and suppliers.

The Company spent nearly $1 million in its Year 2000 readiness efforts, including $429,000 for a new comprehensive software system in 1998. In addition to the new software system, monies were spent to replace outdated, noncompliant hardware and software as well as identifying and remediating Year 2000 problems.


Financial Condition

General. Total assets at December 31, 1999 were $665.6 million, a decrease of $10.1 million, or 1.5% compared to $675.7 million at June 30, 1999. The decrease in assets was primarily attributable sales of securities available for sale in order to meet the liquidity needs as a result of a decline in deposits. Total liabilities at December 31, 1999 were $600.8 million, a decrease of $4.8 million, or 0.8% compared to $605.6 million at June 30, 1999.

Securities. The Company's securities portfolio decreased $27.2 million, or 14.3% during the six months ended December 31, 1999, and totaled $163.1 million at December 31, 1999 compared to $190.3 million at June 30, 1999. The decrease over the six month period consisted of $14.8 million, $3.0 million and $5.3 million in security sales, maturities and principal receipts on mortgage-backed securities, respectively. Additionally, there was an increase in the gross unrealized loss on securities available for sale totaling $4.8 million, reflecting an increase in interest rates. Security purchases totaling $743,000 for the six months ended December 31, 1999 partially offset the aforementioned decreases.

Loans. Net loans receivable, including loans available for sale, increased $16.8 million, or 3.7% during the six months ended December 31, 1999, and totaled $471.1 million at December 31, 1999 compared to $454.3 million at June 30, 1999. The increase in loans receivable during the six month period was largely the result of retaining loans in FFY Bank's portfolio as opposed to selling them in the secondary market (see next paragraph) during the increasing interest rate environment that existed during the current fiscal year. First mortgage loans secured by one- to four -family residences represented the largest area of dollar volume growth in FFY Bank's loan portfolio during the six months ended December 31, 1999. Growth in FFY Bank's home equity loans also contributed to the increase in loans receivable during the six months ended December 31, 1999.

FFY Bank's secondary market mortgage lending operation is designed to originate and sell qualifying loans to the Fannie Mae. FFY Bank sold 96 loans during the six months ended December 31, 1999, resulting in a pre-tax gain of $118,000, compared to sales of 195 loans for a pre-tax gain of $389,000 for the six months ended December 31, 1998. FFY Bank's secondary market mortgage lending slowed during fiscal year 2000 due to an increase in market interest rates, which is evident by the reduced number of loans sold. However, management expects that the secondary market mortgage lending program will continue as long as market conditions allow it to be profitable.

Deposits. Deposits decreased $14.3 million, or 3.1% during the six months ended December 31, 1999, and totaled $443.0 million at December 31, 1999 compared to $457.3 million at June 30, 1999. The decrease in deposits was from declines in certificate and passbook accounts of $15.7 million and $4.7 million, respectively, partially offset by increases in money market and NOW accounts of $4.3 million and $1.8 million, respectively. The level of deposit flows during any given period is heavily influenced by factors such as the general level of interest rates as well as alternative yields that investors may obtain on competing instruments, such as money market mutual funds and other investments. Net deposit outflows during the six months ended December 31, 1999 were funded by the decline in securities available for sale.

Stockholders' Equity. Total stockholders' equity declined $5.3 million, or 7.5% during the six months ended December 31, 1999 and totaled $64.8 million at December 31, 1999 compared to $70.1 million at June 30, 1999. This decline resulted principally from treasury stock repurchases, an increase in net unrealized holding losses on available-for-sale securities and dividends paid to shareholders. These declines were partially offset by net income for the six months ended December 31, 1999.


Results of Operations

Comparison of the Three and Six Months Ended December 31, 1999 and 1998

General. The Company recorded net income for the three and six months ended December 31, 1999 of $2.0 million and $3.8 million, respectively, compared to $2.0 million and $3.9 million, respectively, for the three and six months ended December 31, 1998. Diluted earnings per share for the three and six months ended December 31, 1999 were $0.30 and $0.57, respectively, compared to diluted earnings per share of $0.27 and $0.52, respectively, for the three and six months ended December 31, 1998.

Interest Income. Total interest income for the three months ended December 31, 1999 was $12.3 million, a decrease of $105,000, or 0.9% compared to $12.4 million for the three months ended December 31, 1998. Interest income from loans totaled $9.6 million for the three months ended December 31, 1999, a decrease of $248,000, or 2.5% compared to $9.9 million for the three months ended December 31, 1998. The $248,000 decrease in interest from loans was the result of a decline in the average yield earned on loans and, to a lesser extent, a decline in the average balance of loans outstanding. Interest income from securities totaled $2.5 million for the three months ended December 31, 1999, an increase of $179,000, or 7.5% compared to $2.4 million for the three months ended December 31, 1998. The $179,000 increase in interest from securities was mainly attributable to an increase in yield earned on securities.

Total interest income for the six months ended December 31, 1999 was $24.7 million, an increase of $139,000, or 0.6% compared to $24.5 million for the six months ended December 31, 1998. Interest income from securities totaled $5.3 million for the six months ended December 31, 1999, an increase of $879,000, or 19.8% compared to $4.4 million for the six months ended December 31, 1998. The $879,000 increase in interest from securities was attributable to an increase in the average balance of securities, and to a lesser extent, an increase in yield earned on securities. Interest income from loans totaled $19.2 million for the six months ended December 31, 1999, a decrease of $691,000, or 3.5% compared to $19.9 million for the six months ended December 31, 1998. The $691,000 decrease in interest from loans was the result of a decline in the average balance of loans outstanding and, to a lesser extent, a decline in the average yield earned on loans.

Although the average balance of loans declined comparing the three and six months ended December 31, 1999 and 1998, the trend of a declining loan portfolio reversed during the current fiscal year mainly due to retaining loans in FFY Bank's loan portfolio as opposed to selling them in the secondary market. In addition, the trend of a growing securities portfolio reversed during the current fiscal year due to proceeds from securities transactions being used to fund deposit outflows and loan growth.

Interest Expense. Total interest expense for the three months ended December 31, 1999 was $6.8 million, an increase of $93,000, or 1.4% compared to $6.7 million for the three months ended December 31, 1998. Interest expense from long-term borrowed funds totaled $793,000 for the three months ended December 31, 1999, an increase of $442,000 compared to $351,000 for the three months ended December 31, 1998. The $442,000 increase in interest expense from long-term borrowed funds is predominantly due to an increase in the average balance of such borrowings. Interest expense on deposits totaled $4.8 million for the three months ended December 31, 1999, a decrease of $339,000, or 6.6% compared to $5.1 million for the three months ended December 31, 1998. The $339,000 decrease in interest expense from deposits is mainly due to a decline in rates paid on deposit accounts, and to a lesser extent, a decline in the average balance of deposit balances.

Total interest expense for the six months ended December 31, 1999 was $13.6 million, an increase of $195,000, or 1.4% compared to $13.4 million for the six months ended December 31, 1998. Interest expense from long-term borrowed funds totaled $1.6 million for the six months ended December 31, 1999, an increase of $1.1 million compared to $504,000 for the six months ended December 31, 1998. The $1.1 million increase in interest expense from long-term borrowed funds is predominantly due to an increase in the average balance of such borrowings. Interest expense on deposits totaled $9.6 million for the six months ended December 31, 1999, a decrease of $691,000, or 6.7% compared to $10.3 million for the six months ended December 31, 1998. The $691,000 decrease in interest expense from deposits is mainly due to a decline in rates paid on deposit accounts, and to a lesser extent, a decline in the average balance of deposit balances. Declines in interest expense from short-term repurchase agreements and borrowed funds also contributed to the decrease in interest expense comparing the six-month periods, both primarily due to a decline in average balance.

Provision for Loan Losses. The provision for loan losses totaled $105,000 and $206,000 for the three and six months ended December 31, 1999, respectively, compared to $125,000 and $250,000 for same periods last year. The provision for loan losses reflects management's evaluation of the underlying credit risk of FFY Bank's loan portfolio to adequately provide for probable loan losses inherent in the loan portfolio as of the balance sheet date. The ratio of allowance for loan losses to non-performing assets was 96.1% at December 31, 1999, down from 112.3% at June 30, 1999, primarily due to an increase in non-performing assets, most particularly non-accrual loans. Non-accrual loans increased $459,000 from $2.2 million at June 30, 1999 to $2.6 million at December 31, 1999, predominantly in FFY Bank's one-to four -family portfolio. Future additions to the allowance for loan losses will be dependent on a number of factors including the performance of FFY Bank's loan portfolio, the economy, changes in interest rates and the effect of such changes on real estate values and inflation. Management believes that the allowance for loan losses was adequate at December 31, 1999.

Non-Interest Income. Non-interest income totaled $548,000 for the three months ended December 31, 1999, a decrease of $135,000, or 19.7% compared to $683,000 for the three months ended December 31, 1998. Non-interest income totaled $1.0 million for the six months ended December 31, 1999, a decrease of $286,000, or 22.0% compared to $1.3 million for the six months ended December 31, 1998. The three- and six-month declines in non-interest income primarily reflects FFY Bank's slowing secondary market sales of loans (see Financial Condition - Loans on page 10 of this report). Gains from sales of loans decreased $219,000 comparing the three month periods and $270,000 comparing the six month periods. An increase in service charges, mainly from NOW accounts, commercial checking accounts and debit card income partially offset the decline in gains from loans sold for both the three- and six-month periods. The $114,000 decline in other non-interest income comparing the six months ended December 31, 1999 and 1998 primarily reflects the activities of FFY Financial Corp.'s former real estate affiliate, First Real Estate, Ltd., being consolidated in the prior year period since FFY Financial Corp.'s interest was a controlling two-thirds; whereas FFY Financial Corp.'s current real estate affiliate, Coldwell Banker FFY Real Estate, is accounted for using the equity method of accounting since FFY Financial Corp.'s investment is a non-controlling one-third.

Non-Interest Expense. Non-interest expense totaled $3.1 million for both the three months ended December 31, 1999 and 1998. For the six months ended December 31, 1999, non-interest expense totaled $6.4 million, up $170,000, or 2.7% from $6.3 for the six months ended December 31, 1998. Expenses related to FFY Financial Corp.'s affiliates name change, which was announced on July 12, 1999, contributed to the $170,000 increase comparing the six month periods. FFY Financial Corp. completed the name change for its affiliates to better reflect a single identity for the banking, insurance and real estate lines of business it operates.

Income Taxes. Income taxes totaled $836,000 for the three months ended December 31, 1999, a decrease of $193,000 compared to $1.0 million for the three months ended December 31, 1998. For the six months ended December 31, 1999, income taxes totaled $1.6 million, a decrease of $343,000 compared to $2.0 million for the six months ended December 31, 1998. The decline in income taxes for the three and six month periods resulted from less income before tax and a reduction in the Company's effective tax rate due to increased income from tax-exempt securities.


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

Federal regulations require FFY Bank to maintain minimum levels of liquid assets in each calendar quarter of not less than 4% of either (i) its liquidity base at the end of the preceding quarter, or (ii) the average daily balance of its liquidity base during the preceding quarter. FFY Bank's liquidity exceeded the applicable liquidity requirement at December 31, 1999 and 1998. Simply meeting the liquidity requirement does not automatically mean FFY Bank has sufficient liquidity for a safe and sound operation. Regulations also include a separate requirement that each thrift must maintain sufficient liquidity to ensure its safe and sound operation. Thus, adequate liquidity may vary depending on FFY Bank's overall asset/liability structure, market conditions, the activities of competitors, and the requirements of its own deposit and loan customers. Management believes FFY Bank's liquidity is sufficient.

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

The primary investing activities of the Company are originating loans and purchasing securities. For the six months ended December 31, 1999, an increase in FFY Bank's loan portfolio used $17.1 million, whereas a decline in the securities portfolio provided $22.4 million. For the six months ended December 31, 1998, a decline in FFY Bank's loan portfolio provided $13.5 million, whereas growth in the securities portfolio used $46.0 million. Generally, during periods of declining interest rates, FFY Bank would be expected to experience increased loan prepayments, which would likely be reinvested at lower interest rates. During periods of increasing interest rates, loan prepayments would be expected to decline, reducing funds available for investment at higher interest rates.

The primary financing activities of the Company are deposits, repurchase agreements and borrowings. For the six months ended December 31, 1999, a decline in deposit accounts used $14.4 million, whereas an increase in borrowed funds provided $10.7 million. The effect of repurchase agreements was immaterial for the six months ended December 31, 1999. For the six months ended December 31, 1998, increases in deposits and borrowed funds provided $12.7 million and $30.5 million, respectively, whereas a decline in repurchase agreements used $3.6 million.


Capital Resources

Office of Thrift Supervision (OTS) regulations require savings institutions to maintain certain minimum levels of regulatory capital. An institution that fails to comply with its regulatory capital requirements must obtain OTS approval of a capital plan and can be subject to a capital directive and certain restrictions on its operations. At December 31, 1999, the minimum capital regulations require institutions to have tangible capital to total tangible assets of 1.5%; a minimum leverage ratio of core (Tier 1) capital to total adjusted tangible assets of 3.0%; and a minimum ratio of total capital (core capital and supplementary capital) to risk weighted assets of 8.0%, of which 4.0% must be core capital.

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

At December 31, 1999, FFY Bank met all capital adequacy requirements to which it was subject. Further, the most recent OTS notification categorized FFY Bank as a well-capitalized institution under the prompt corrective action regulations. There have been no conditions or events since that notification that management believes have changed FFY Bank's capital classification.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There were no material changes in information about market risk from that provided in the 1999 Annual Report to Shareholders, which was incorporated by reference into FFY Financial Corp.'s 1999 Annual Report on Form 10-K.


                         PART II:  OTHER INFORMATION
                             FFY FINANCIAL CORP.
                              DECEMBER 31, 1999

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


Item 6.  Exhibits and Reports on Form 8-K

A.    Exhibits:  Exhibit 27 - Financial Data Schedule.
B. Reports on Form 8-K: On October 19, 1999, the Registrant announced earnings of $1.8 million, or $0.27 per diluted share for the quarter ended September 30, 1999 and an increase in the regular quarterly dividend from 11.25 cents per share to 12.5 cents per share.


Pursuant the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            FFY Financial Corp.

Date:  February 11, 2000               By:  /s/ Jeffrey L. Francis
                                            -------------------------------
                                            Jeffrey L. Francis
                                            President and Chief Executive
                                             Officer
                                            (Principal Executive Officer)


Date:  February 11, 2000               By:  /s/ Therese Ann Liutkus
                                            -------------------------------
                                            Therese Ann Liutkus
                                            Treasurer and Chief Financial
                                             Officer
                                            (Principal Financial and
                                             Accounting Officer)