Form 10-Q
period 2000-03-31
FFY FINANCIAL CORP
filed 2000-05-12
CIK 898757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2000

OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From ____ to ____.

Commission file number 0-21638

FFY Financial Corp.
(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	34-1735753 (IRS Employer Identification No.)

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

Yes  [X]      No  [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
CLASS common stock, $.01 par value	SHARES OUTSTANDING AT APRIL 30, 2000 6,778,498

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

FFY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(unaudited)
	March 31,	June 30,
	2000	1999
Assets
Cash	$ 3,785,592	$ 5,362,745
Interest-bearing deposits	5,127,918	5,245,061
Short-term investments	-	865,000
TOTAL CASH AND CASH EQUIVALENTS	8,913,510	11,472,806

Securities available for sale	160,205,708	190,325,599
Loans receivable	478,269,069	453,839,111
Loans available for sale	173,175	441,500
Interest and dividends receivable on securities	1,911,577	1,953,940
Interest receivable on loans	2,797,146	2,707,846
Federal Home Loan Bank stock, at cost	5,104,000	4,841,200
Office properties and equipment, net	7,231,756	7,218,640
Other assets	3,078,517	2,890,372
TOTAL ASSETS	$667,684,458	$675,691,014

Liabilities and Stockholders' Equity
Liabilities:
Deposits	$443,019,515	$457,342,802
Securities sold under agreements to repurchase:
Short-term	7,693,664	6,617,747
Long-term	51,300,000	51,300,000
Borrowed funds:
Short-term	9,740,000	22,800,000
Long-term	79,280,000	60,000,000
Advance payments by borrowers for taxes and insurance	3,593,327	2,221,976
Other payables and accrued expenses	7,995,736	5,291,964
TOTAL LIABILITIES	602,622,242	605,574,489

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value:
Authorized 5,000,000 shares; none outstanding	-	-
Common stock, $.01 par value:
Authorized 15,000,000 shares; issued 7,589,366 shares, outstanding 6,791,336 shares at March 31, 2000 and 7,121,379 shares at June 30, 1999	75,894	75,894
Additional paid-in capital	38,341,807	38,092,628
Retained earnings, substantially restricted	49,725,430	46,243,673
Treasury stock, at cost, 798,030 shares at
March 31, 2000 and 467,987 shares at June 30, 1999	(14,099,711)	(8,551,484)
Accumulated other comprehensive loss	(6,332,477)	(2,816,864)
Common stock purchased by:
Employee Stock Ownership and 401(k) Plan	(2,366,937)	(2,645,532)
Recognition and Retention Plans	(281,790)	(281,790)

TOTAL STOCKHOLDERS' EQUITY	65,062,216	70,116,525

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$667,684,458	$675,691,014

See accompanying notes to consolidated financial statements

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

FFY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
	Three months ended		Nine months ended
	March 31,		March 31,
	2000	1999	2000	1999
Interest Income
Loans	$ 9,848,858	$ 9,613,281	$29,014,280	$29,470,051
Securities available for sale	2,538,986	2,501,376	7,858,257	6,941,368
Federal Home Loan Bank stock	88,832	82,143	267,337	248,583
Other interest-earning assets	10,973	44,062	32,091	126,360

TOTAL INTEREST INCOME	12,487,649	12,240,862	37,171,965	36,786,362

Interest Expense
Deposits	4,766,462	4,981,248	14,386,810	15,292,422
Securities sold under agreements to repurchase:
Short-term	92,149	99,681	270,865	363,157
Long-term	791,331	733,328	2,294,173	2,232,575
Borrowed funds:
Short-term	220,508	287,193	986,231	1,162,063
Long-term	1,219,907	420,805	2,800,330	925,088

TOTAL INTEREST EXPENSE	7,090,357	6,522,255	20,738,409	19,975,305

NET INTEREST INCOME	5,397,292	5,718,607	16,433,556	16,811,057
Provision for loan losses	134,941	130,565	340,854	380,528

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	5,262,351	5,588,042	16,092,702	16,430,529

Non-Interest Income
Service charges	263,725	216,755	807,300	633,257
Gain on sale of securities available for sale	16,670	54,708	45,574	112,421
Gain on sale of loans	45,354	201,791	163,822	590,623
Other	148,931	112,990	472,518	550,173

TOTAL NON-INTEREST INCOME	474,680	586,244	1,489,214	1,886,474

Non-Interest Expense
Salaries and employee benefits	1,597,441	1,643,802	4,902,478	4,828,058
Net occupancy and equipment	494,013	504,843	1,502,491	1,503,577
Insurance and bonding	74,347	118,235	308,022	362,309
State and local taxes	196,589	230,082	697,951	739,080
Other	543,300	551,227	1,929,118	1,879,871

TOTAL NON-INTEREST EXPENSE	2,905,690	3,048,189	9,340,060	9,312,895

INCOME BEFORE INCOME TAXES
AND MINORITY INTEREST	2,831,341	3,126,097	8,241,856	9,004,108

Income taxes	830,000	1,085,510	2,447,000	3,045,742
Minority interest in loss of consolidated subsidiaries	(4,675)	(105,524)	(8,267)	(105,524)

NET INCOME	$ 2,006,016	$ 2,146,111	$ 5,803,123	$ 6,063,890

BASIC EARNINGS PER SHARE	$ 0.32	$ 0.31	$ 0.90	$ 0.84

DILUTED EARNINGS PER SHARE	$ 0.31	$ 0.30	$ 0.88	$ 0.81

CASH DIVIDENDS DECLARED PER SHARE	$ 0.125	$ 0.1125	$ 0.375	$ 0.3375

See accompanying notes to consolidated financial statements

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

FFY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(unaudited)

	Nine months ended
	March 31,
	2000	1999

Balance at July 1	$70,116,525	$84,215,701
Comprehensive income:
Net income	5,803,123	6,063,890
Change in unrealized holding gain (loss) on securities available for sale, net of reclassification adjustment and tax effect	(3,515,613)	(524,862)
Comprehensive income	2,287,510	5,539,028
Dividends paid, $.3625 and $.325 per share, respectively	(2,321,366)	(2,356,807)
Treasury stock purchased	(6,183,249)	(13,738,551)
Stock options exercised	172,429	525,106
Amortization of KSOP expense	278,595	291,780
Tax benefit related to exercise of stock options	137,857	306,903
Difference between average fair value per share and cost per share on KSOP shares committed to be released	573,915	663,844
Balance at March 31	$65,062,216	$75,447,004

See accompanying notes to consolidated financial statements

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

FFY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended
	March 31,
	2000	1999

NET CASH PROVIDED BY OPERATING ACTIVITIES	$ 11,601,568	$ 9,576,999

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturity of securities available for sale	3,020,000	10,697,077
Proceeds from sales of securities available for sale	15,451,261	27,274,701
Purchase of securities available for sale	(742,661)	(107,864,491)
Principal receipts on securities available for sale	6,891,642	22,448,087
Net (increase) decrease in loans	(24,121,359)	24,268,796
Purchase of office properties and equipment	(801,145)	(488,758)
Other, net	30,752	(121,295)

NET CASH USED IN INVESTING ACTIVITIES	(271,510)	(23,785,883)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	(14,274,585)	12,605,034
Net increase (decrease) in short-term securities sold under agreements to repurchase	1,075,917	(5,739,323)
Net decrease in short-term borrowed funds	(13,060,000)	(11,885,000)
Proceeds from long-term borrowed funds	29,280,000	35,000,000
Principal repayments on long-term borrowed funds	(10,000,000)	-
Net increase (decrease) in advance payments by borrowers for taxes and insurance	1,371,351	(1,217,198)
Treasury stock purchases	(6,183,249)	(13,738,551)
Dividends paid	(2,321,366)	(2,356,807)
Proceeds from stock options exercised	172,429	525,106
Other, net	50,149	(551,523)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(13,889,354)	12,641,738

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,559,296)	(1,567,146)

CASH AND CASH EQUIVALENTS
Beginning of period	11,472,806	10,075,182

End of period	$ 8,913,510	$ 8,508,036

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments of interest expense	$ 18,773,343	$ 17,816,678
Cash payments of income taxes	-	2,900,000
Loans originated for sale	10,296,240	23,509,400
Proceeds from sales of loans originated for sale	10,728,387	23,541,237

See accompanying notes to consolidated financial statements

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

FFY FINANCIAL CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)    Principles of Consolidation:

The interim consolidated financial statements of the Company include the accounts of FFY Financial Corp. and its wholly-owned subsidiaries FFY Bank (formerly known as First Federal Savings Bank of Youngstown) and FFY Holdings, Inc. The consolidated financial statements also include the accounts of FFY Insurance (formerly known as Daniel W. Landers Insurance, Ltd.), an affiliate of FFY Holdings, Inc., through its two-thirds controlling interest in FFY Insurance. FFY Holdings, Inc.'s other affiliate, Coldwell Banker FFY Real Estate, is accounted for using the equity method of accounting and is not consolidated since FFY Holdings, Inc. has a non-controlling one-third interest in the real estate company. All significant intercompany balances and transactions have been eliminated in consolidation.

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

(c)    Earnings Per Share:

The computation of basic and diluted earnings per share is shown in the following table.
			Three months ended		Nine months ended
			March 31,		March 31,
			2000	1999	2000	1999
Basic earnings per share computation:
Numerator	-	Net income	$2,006,016	$2,146,111	$5,803,123	$6,063,890
Denominator	-	Weighted average common
		shares outstanding	6,358,850	7,019,679	6,417,405	7,212,817
Basic earnings per share			$ 0.32	$ 0.31	$ 0.90	$ 0.84

Diluted earnings per share computation:
Numerator	-	Net income	$2,006,016	$2,146,111	$5,803,123	$6,063,890
Denominator	-	Weighted average common
		shares outstanding	6,358,850	7,019,679	6,417,405	7,212,817
		Dilutive effect of stock options	146,352	227,403	194,156	236,712
		Weighted average common shares
		and common stock equivalents	6,505,202	7,247,082	6,611,561	7,449,529
Diluted earnings per share			$ 0.31	$ 0.30	$ 0.88	$ 0.81

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

In March 2000, the FASB issued FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25. This interpretation clarifies the application of Opinion 25 for only certain issues. Interpretation No. 44 is effective July 1, 2000, but certain conclusions in this interpretation cover specific events that occur after either December 15, 1998 or January 12, 2000. Currently, this interpretation does not affect the Company; however, management is evaluating the effects Interpretation No. 44 will have on the Company's financial condition or results of operations.

PART I: FINANCIAL INFORMATION
FFY FINANCIAL CORP.
MARCH 31, 2000

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following analysis discusses changes in the Company's financial condition and results of operations at and for the three and nine months ended March 31, 2000.

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

Financial Condition

General. Total assets at March 31, 2000 were $666.7 million, a decrease of $8.0 million, or 1.2% compared to $675.7 million at June 30, 1999. The decrease in assets was primarily attributable to cash provided by the securities portfolio partially offset by an increase in loans receivable, which is discussed below. Total liabilities at March 31, 2000 were $602.6 million, a decrease of $3.0 million, or 0.5% compared to $605.6 million at June 30, 1999.

Securities. The Company's securities portfolio decreased $30.1 million, or 15.8% during the nine months ended March 31, 2000, and totaled $160.2 million at March 31, 2000 compared to $190.3 million at June 30, 1999. The decrease over the nine month period consisted of $15.4 million, $3.0 million and $6.9 million in security sales, maturities and principal receipts, respectively. Additionally, there was an increase in the gross unrealized loss on securities available for sale totaling $5.3 million, resulting from an increase in interest rates. Security purchases totaling $743,000 for the nine months ended March 31, 2000 partially offset the aforementioned decreases.

Loans. Net loans receivable, including loans available for sale, increased $24.1 million, or 5.3% during the nine months ended March 31, 2000, and totaled $478.4 million at March 31, 2000 compared to $454.3 million at June 30, 1999. The increase in loans receivable during the nine month period was largely the result of retaining loans in FFY Bank's portfolio as opposed to selling them in the secondary market (see next paragraph) during the increasing interest rate environment that existed during the current fiscal year. First mortgage loans secured by one- to four -family residences represented 56.8% of dollar volume growth in FFY Bank's loan portfolio during the nine months ended March 31, 2000. FFY Bank's commercial real estate loans represented 31.0% of dollar volume growth and consumer loans, primarily home equity loans, represented 10.3% of dollar volume growth during the nine months ended March 31, 2000.

FFY Bank's secondary market mortgage lending operation is designed to originate and sell qualifying loans to Fannie Mae. FFY Bank sold 131 loans during the nine months ended March 31, 2000, resulting in a pre-tax gain of $164,000, compared to sales of 299 loans for a pre-tax gain of $591,000 for the nine months ended March 31, 1999. FFY Bank's secondary market mortgage lending slowed during fiscal year 2000 due to an increase in market interest rates, which is evident by the reduced number of loans sold and an increase in loans receivable (see previous paragraph). However, management expects that the secondary market mortgage lending program will continue as long as market conditions allow it to be profitable.

Deposits. Deposits decreased $14.3 million, or 3.1% during the nine months ended March 31, 2000, and totaled $443.0 million at March 31, 2000 compared to $457.3 million at June 30, 1999. The decrease in deposits was from declines in certificate and NOW accounts of $17.7 million and $4.6 million, respectively, partially offset by increases in money market and passbook accounts of $6.8 million and $1.2 million, respectively. The level of deposit flows during any given period is heavily influenced by factors such as the general level of interest rates as well as alternative yields that investors may obtain on competing instruments, such as money market mutual funds and other investments. Net deposit outflows during the nine months ended March 31, 2000 were funded by proceeds from the decline in securities available for sale and the increase in borrowed funds.

Borrowed Funds. Short-term borrowed funds decreased $13.1 million, or 57.3% during the nine months ended March 31, 2000, whereas long-term borrowed funds increased $19.3 million, or 32.1% during the same period. In the current rising interest rate environment, using long-term borrowings to fund the balance sheet reduces the Company's interest rate risk in that short-term borrowings will reprice more quickly and possibly at higher rates. Short- and long-term borrowed funds totaled $9.7 million and $79.3 million, respectively, at March 31, 2000 compared to $22.8 million and $60.0 million, respectively, at June 30, 1999. Cash provided by the net increase in borrowed funds was used to fund the decline in deposit accounts.

Other Liabilities. Other liabilities increased $4.1 million during the nine months ended March 31, 2000 and totaled $11.6 million at March 31, 2000 compared to $7.5 million at June 30, 1999. This increase was primarily attributable to increases in (i) accrued interest payable on deposit accounts since interest on most certificates are paid semi-annually; (ii) customer deposits for real estate taxes that were due in April 2000; and (iii) deferred taxes as a result of the increased unrealized holding loss on the available for sale securities portfolio.

Stockholders' Equity. Total stockholders' equity declined $5.0 million, or 7.2% during the nine months ended March 31, 2000 and totaled $65.1 million at March 31, 2000 compared to $70.1 million at June 30, 1999. This decline resulted principally from treasury stock repurchases, an increase in net unrealized holding losses on available-for-sale securities and dividends paid to shareholders. These declines were partially offset by net income for the nine months ended March 31, 2000.

Results of Operations

Comparison of the Three and Nine Months Ended March 31, 2000 and 1999

General. The Company recorded net income for the three and nine months ended March 31, 2000 of $2.0 million and $5.8 million, respectively, compared to $2.1 million and $6.1 million, respectively, for the three and nine months ended March 31, 1999. Diluted earnings per share for the three and nine months ended March 31, 2000 were $0.31 and $0.88, respectively, compared to diluted earnings per share of $0.30 and $0.81, respectively, for the three and nine months ended March 31, 1999.

Interest Income. Total interest income for the three months ended March 31, 2000 was $12.5 million, an increase of $247,000, or 2.0% compared to $12.2 million for the three months ended March 31, 1999. Interest income from loans totaled $9.8 million for the three months ended March 31, 2000, an increase of $236,000, or 2.5% compared to $9.6 million for the three months ended March 31, 1999. The increase in interest from loans was primarily the result of an increase in the average balance of loans outstanding. Interest income from securities remained constant at $2.5 million for the three months ended March 31, 2000 and 1999. During the current three month period, a decrease in volume in the securities portfolio was offset by a decline in premium amortization on the Bank's mortgage-backed securities portfolio and a 10 basis point increase in average yield earned when compared to the same prior year period.

Total interest income for the nine months ended March 31, 2000 was $37.2 million, an increase of $386,000, or 1.0% compared to $36.8 million for the nine months ended March 31, 1999. Interest income from securities totaled $7.9 million for the nine months ended March 31, 2000, an increase of $917,000, or 13.2% compared to $6.9 million for the nine months ended March 31, 1999. The increase in interest from securities was attributable to an increase in the average balance of securities, and to a lesser extent, a 12 basis point increase in yield earned on securities. Interest income from loans totaled $29.0 million for the nine months ended March 31, 2000, a decrease of $456,000, or 1.5% compared to $29.5 million for the nine months ended March 31, 1999. The decrease in interest from loans was the result of a decline in the average balance of loans outstanding and a 7 basis point decline in the average yield earned on loans.

Although the average balance of loans declined comparing the nine months ended March 31, 2000 and 1999, the trend of a declining loan portfolio reversed during the current fiscal year mainly due to retaining loans in FFY Bank's loan portfolio as opposed to selling them in the secondary market. In addition, the trend of a growing securities portfolio reversed during the current fiscal year due to proceeds from securities transactions being used to fund deposit outflows and loan growth.

Interest Expense. Total interest expense for the three months ended March 31, 2000 was $7.1 million, an increase of $568,000, or 8.7% compared to $6.5 million for the three months ended March 31, 1999. Interest expense from long-term borrowed funds totaled $1.2 million for the three months ended March 31, 2000, an increase of $799,000 compared to $421,000 for the three months ended March 31, 1999. The increase in interest expense from long-term borrowed funds was due to an increase in the average balance of such borrowings, and to a lesser extent, a 144 basis point increase in rate. Interest expense on deposits totaled $4.8 million for the three months ended March 31, 2000, a decrease of $215,000, or 4.3% compared to $5.0 million for the three months ended March 31, 1999. The decrease in interest expense from deposits was mainly due to a decline in the average balance of deposit accounts.

Total interest expense for the nine months ended March 31, 2000 was $20.7 million, an increase of $763,000, or 3.8% compared to $20.0 million for the nine months ended March 31, 1999. Interest expense from long-term borrowed funds totaled $2.8 million for the nine months ended March 31, 2000, an increase of $1.9 million compared to $925,000 for the nine months ended March 31, 1999. The increase in interest expense from long-term borrowed funds was predominantly due to an increase in the average balance of such borrowings, and to a lesser extent, a 63 basis point increase in rate. Interest expense on deposits totaled $14.4 million for the nine months ended March 31, 2000, a decrease of $906,000, or 5.9% compared to $15.3 million for the nine months ended March 31, 1999. The decrease in interest expense from deposits was due to a 17 basis point decline in rates paid on deposit accounts as well as a decline in the average balance of deposit accounts. The $176,000 decline in interest expense from short-term borrowed funds comparing the nine months ended March 31, 2000 and 1999 was the result of a decline in average balance, partially offset by an increase in rate.

Provision for Loan Losses. The provision for loan losses totaled $135,000 and $341,000 for the three and nine months ended March 31, 2000, respectively, compared to $131,000 and $381,000 for same periods last year. The provision for loan losses reflects management's evaluation of the underlying credit risk of FFY Bank's loan portfolio to adequately provide for probable loan losses inherent in the loan portfolio as of the balance sheet date. The ratio of allowance for loan losses to non-performing loans was 85.2% at March 31, 2000, down from 112.3% at June 30, 1999, primarily due to an increase in non-performing loans, most particularly non-accrual loans. Non-accrual loans increased $964,000 from $2.2 million at June 30, 1999 to $3.1 million at March 31, 2000, predominantly in FFY Bank's one- to four -family portfolio. Future additions to the allowance for loan losses will be dependent on a number of factors including the performance of FFY Bank's loan portfolio, the economy, changes in interest rates and the effect of such changes on real estate values and inflation. Management believes that the allowance for loan losses was adequate at March 31, 2000.

Non-Interest Income. Non-interest income totaled $475,000 for the three months ended March 31, 2000, a decrease of $111,000, or 19.0% compared to $586,000 for the three months ended March 31, 1999. Non-interest income totaled $1.5 million for the nine months ended March 31, 2000, a decrease of $397,000, or 21.1% compared to $1.9 million for the nine months ended March 31, 1999. The three- and nine-month declines in non-interest income primarily reflects FFY Bank's slowing secondary market sales of loans (see Financial Condition - Loans on page 10 of this report). Gains from sales of loans decreased $156,000 comparing the three month periods and $427,000 comparing the nine month periods. An increase in service charges, mainly from NOW, passbook and commercial checking accounts as well as increased debit card income partially offset the decline in gains from loans sold for both the three- and nine-month periods. Contributing to the increase in other non-interest income comparing the three months ended March 31, 2000 and 1999 was an increase in service fee income on sold loans, reflecting growth in the sold loan portfolio. The decline in other non-interest income comparing the nine months ended March 31, 2000 and 1999 primarily reflects the activities of FFY Financial Corp.'s former real estate affiliate, First Real Estate, Ltd., being consolidated in the prior year period since FFY Financial Corp.'s interest was a controlling two-thirds; whereas FFY Financial Corp.'s current real estate affiliate, Coldwell Banker FFY Real Estate, is accounted for using the equity method of accounting since FFY Financial Corp.'s investment is a non-controlling one-third. Partially offsetting this decline was an increase in service fee income on sold loans.

Non-Interest Expense. Total non-interest expense remained relatively flat comparing both the three and nine months ended March 31, 2000 and 1999. For the three months ended March 31, 2000 and 1999, non-interest expenses totaled $2.9 million and $3.0 million, respectively. For both the nine months ended March 31, 2000 and 1999, non-interest expenses totaled $9.3 million.

Income Taxes. Income taxes totaled $830,000 for the three months ended March 31, 2000, a decrease of $256,000 compared to $1.1 million for the three months ended March 31, 1999. For the nine months ended March 31, 2000, income taxes totaled $2.4 million, a decrease of $599,000 compared to $3.0 million for the nine months ended March 31, 1999. The decline in income taxes for the three and nine month periods resulted from less income before tax and a reduction in the Company's effective tax rate due to increased income from tax-exempt securities.

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

Federal regulations require FFY Bank to maintain minimum levels of liquid assets in each calendar quarter of not less than 4% of either (i) its liquidity base at the end of the preceding quarter, or (ii) the average daily balance of its liquidity base during the preceding quarter. FFY Bank's liquidity exceeded the applicable liquidity requirement at March 31, 2000 and 1999. Simply meeting the liquidity requirement does not automatically mean FFY Bank has sufficient liquidity for a safe and sound operation. Regulations also include a separate requirement that each thrift must maintain sufficient liquidity to ensure its safe and sound operation. Thus, adequate liquidity may vary depending on FFY Bank's overall asset/liability structure, market conditions, the activities of competitors, and the requirements of its own deposit and loan customers. Management believes FFY Bank's liquidity is sufficient.

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

The primary investing activities of the Company are originating loans and purchasing securities. For the nine months ended March 31, 2000, an increase in FFY Bank's loan portfolio used $24.1 million, whereas a decline in the securities portfolio provided $24.6 million. For the nine months ended March 31, 1999, a decline in FFY Bank's loan portfolio provided $24.3 million, whereas growth in the securities portfolio used $47.4 million. Generally, during periods of declining interest rates, FFY Bank would be expected to experience increased loan prepayments, which would likely be reinvested at lower interest rates. During periods of increasing interest rates, loan prepayments would be expected to decline, reducing funds available for investment at higher interest rates.

The primary financing activities of the Company are deposits, repurchase agreements and borrowings. For the nine months ended March 31, 2000, a decline in deposit accounts used $14.3 million, whereas increase in repurchase agreements and borrowed funds provided $1.1 million and $6.2 million, respectively. For the nine months ended March 31, 1999, increases in deposits and borrowed funds provided $12.6 million and $23.1 million, respectively, whereas a decline in repurchase agreements used $5.7 million.

Capital Resources

Office of Thrift Supervision (OTS) regulations require savings institutions to maintain certain minimum levels of regulatory capital. An institution that fails to comply with its regulatory capital requirements must obtain OTS approval of a capital plan and can be subject to a capital directive and certain restrictions on its operations. At March 31, 2000, the minimum capital regulations require institutions to have tangible capital to total tangible assets of 1.5%; a minimum leverage ratio of core (Tier 1) capital to total adjusted tangible assets of 3.0%; and a minimum ratio of total capital (core capital and supplementary capital) to risk weighted assets of 8.0%, of which 4.0% must be core capital.

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

At March 31, 2000, FFY Bank met all capital adequacy requirements to which it was subject. Further, the most recent OTS notification categorized FFY Bank as a well-capitalized institution under the prompt corrective action regulations. There have been no conditions or events since that notification that management believes have changed FFY Bank's capital classification.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes in information about market risk from that provided in the 1999 Annual Report to Shareholders, which was incorporated by reference into FFY Financial Corp.'s 1999 Annual Report on Form 10-K.

PART II: OTHER INFORMATION
FFY FINANCIAL CORP.
MARCH 31, 2000

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

Item 6. Exhibits and Reports on Form 8-K

A.    Exhibits: Exhibit 27 - Financial Data Schedule.

B.    Reports on Form 8-K: On January 18, 2000, the Registrant announced earnings of $2.0 million, or $0.30 per diluted share for the quarter ended December 31, 1999 and its regular quarterly dividend of 12.5 cents per share. Also announced was a stock repurchase program that would buy back up to $3.0 million of the Registrant's common stock in open market transactions over a twelve month period beginning January 25, 2000.

Pursuant the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
FFY Financial Corp.
Date: May 12, 2000	By: /s/ Jeffrey L. Francis Jeffrey L. Francis President and Chief Executive Officer (Principal Executive Officer)
Date: May 12, 2000	By: /s/ Therese Ann Liutkus Therese Ann Liutkus Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)