Form 10-K
period 2000-06-30
FFY FINANCIAL CORP
filed 2000-09-13
CIK 898757

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                  FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2000

                                     OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number 0-21638

                             FFY FINANCIAL CORP.
                             -------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of August 24, 2000, the Registrant had 6,702,115 shares of Common Stock issued and outstanding.

The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the bid and asked price of such stock as of August 24, 2000 was $63.2 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.)

                     DOCUMENTS INCORPORATED BY REFERENCE

Parts II and IV of Form 10-K - Annual Report to Stockholders for the fiscal year ended June 30, 2000.
Part III of Form 10-K - Proxy Statement for Annual Meeting of Stockholders to be held in 2000 (filed on August 18, 2000, as part of the Registration Statement on Form S-4 of First Place Financial Corp., file no. 333-44108).


                                   PART I

Forward-Looking Statements

When used in this Form 10-K, or, in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, changes in the relationship between short- and long-term interest rates, demand for loans in the Company's market area and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Item 1. Business

General. FFY Financial Corp. (FFY or Company), is a holding company incorporated under the laws of the State of Delaware and is engaged in the financial services business through its wholly-owned subsidiaries, FFY Bank, a federally-chartered stock savings bank, and FFY Holdings, Inc. In June 1993, FFY Bank converted from a federally-chartered mutual savings institution to a stock savings institution and, as part of the conversion, the Company acquired all of the outstanding common stock of FFY Bank. FFY Bank operates 11 full service banking facilities and 3 limited banking facilities in Mahoning and Trumbull Counties, Ohio. At June 30, 2000, the Company had total consolidated assets of $674.5 million.

The business of the Company consists primarily of the business of FFY Bank. The holding company structure, however, provides FFY with greater flexibility than FFY Bank has to diversify its business activities, through existing or newly formed subsidiaries, or through acquisitions or mergers of both mutual and stock thrift institutions as well as other companies. In August 1997, FFY Holdings, Inc. was formed, as a wholly-owned subsidiary of FFY, for the purpose of investing in entities that offer expanded financial services to customers. In September 1997 and April 1998, the Company announced real estate and insurance affiliations through investments of FFY Holdings, Inc. In May 2000, FFY Holdings, Inc. acquired the minority interest in its insurance affiliate, FFY Insurance Agency, Ltd. Also in May 2000, FFY Insurance Agency, Ltd. acquired Moreman-Yerian Insurance Agency, which had an over 100-year history of providing insurance products to consumers in the Company's market area. FFY Bank provides a variety of banking services to its customers other than its primary business activities of making loans and accepting deposits.

On May 23, 2000, the Company and First Place Financial Corp. (First Place), the holding company for First Federal Savings and Loan Association of Warren, entered into a definitive agreement (Merger Agreement) to combine in a merger of equals (the Merger). The Merger Agreement calls for a tax-free exchange of each outstanding share of FFY common stock for 1.075 shares of First Place common stock, with cash paid in lieu of fractional shares. In addition, pursuant to the Merger Agreement, FFY Bank will merge with First Federal Savings and Loan Association of Warren to become First Place Bank. The Merger will be accounted for as a purchase and is expected to close in the fourth quarter of calendar year 2000. The Merger Agreement has been approved by the boards of directors of both companies. However, it is subject to certain other conditions, including the approvals of the shareholders of both companies and the approvals of regulatory authorities.

Market Area. FFY Bank conducts operations through its main office in Youngstown, Ohio, which is located approximately 75 miles northwest of Pittsburgh, PA and 75 miles southeast of Cleveland, OH, and through its 13 other banking offices in Ohio. Eleven of FFY Bank's office locations, including the main office, are in Mahoning County and three office locations are in Trumbull County. The Youngstown-Warren area (Mahoning and Trumbull Counties) makes up the 7th largest metropolitan statistical area in the State of Ohio.

Mahoning County was once a leading steel producing area, however this industry experienced significant declines in the total number of persons employed. Major industries in Mahoning County include light manufacturing, transportation, health care, as well as retail and wholesale trade and services. Major industries in Trumbull County and Columbiana County include manufacturing, trade and services. Major employers in Mahoning County include Western Reserve Care System, St. Elizabeth Health Center, U.S. Postal Service, Youngstown City Schools and Youngstown State University. The largest employers in the area include General Motors Corporation in Lordstown, Ohio and Delphi Packard Electric Systems in Warren, Ohio, both located in Trumbull County. The Company's business and operating results could be significantly affected by changes in general economic conditions, as well as changes in population levels, unemployment rates, strikes and layoffs.

Lending Activities

General. FFY Bank's largest component of its gross loan portfolio has historically been first mortgage loans secured by one- to four-family residences. FFY Bank originates adjustable-rate mortgage (ARM) loans or shorter-term fixed rate loans for its own portfolio. FFY Bank also offers 15 and 30 year fixed-rate loans which, if they qualify, are sold on the secondary market to Federal National Mortgage Corporation (Fannie Mae). To a lesser extent, FFY Bank sells adjustable-rate loans to Fannie Mae. Multi-family, commercial, construction and consumer loans with higher yields than traditional one- to four-family loans are also offered by FFY Bank.

Certain officers of FFY Bank have individual loan approval authority for amounts up to $240,000. Loans that are greater than $240,000 and up to $500,000 must be approved by either the Vice President in charge of lending or a committee comprised of officers of FFY Bank. Loans greater than $500,000 must be approved by the Executive Committee of the Board of Directors and loans greater than $1 million must be approved by the Board of Directors. All loans, once approved, are reviewed by the Board of Directors.

FFY Bank's loans-to-one-borrower limit is generally 15% of unimpaired capital and surplus. At June 30, 2000, the maximum amount which FFY Bank could have lent under this limit to any one borrower and the borrower's related entities was approximately $7.4 million. The largest lending relationship at June 30, 2000 totaled $4.1 million which is primarily secured by a commercial building and rental units. There are 24 other lending relationships ranging from $1.0 million to $3.1 million with an aggregate total of $40.4 million. At June 30, 2000, all such loans were performing in accordance with their terms except for one lending relationship of three loans with an aggregate outstanding balance of $1.8 million as of the balance sheet date. Refer to "Troubled Debt Restructurings and Other Loans of Concern" contained herein.

Loan Portfolio Composition. The following table sets forth information concerning the composition of FFY Bank's loan portfolio in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowances for losses) as of the dates indicated.


                                                                            June 30,
                                 ---------------------------------------------------------------------------------------------
                                       2000               1999               1998               1997               1996
                                 -----------------  -----------------  -----------------  -----------------  -----------------
                                  Amount   Percent   Amount   Percent   Amount   Percent   Amount   Percent   Amount   Percent
                                  ------   -------   ------   -------   ------   -------   ------   -------   ------   -------
                                                                     (Dollars in Thousands)

Mortgage Loans:
---------------
  One- to four -family           $351,425   70.24%  $335,064   71.70%  $354,202   71.65%  $349,053   73.59%  $334,307   73.64%
  Multi-family                     14,367    2.87%    15,579    3.33%    15,659    3.17%    16,294    3.44%    15,934    3.51%
  Commercial                       44,629    8.92%    35,117    7.51%    28,606    5.79%    30,997    6.53%    29,024    6.39%
  Construction and development     32,480    6.49%    28,085    6.01%    23,999    4.85%    23,179    4.88%    22,636    4.99%
                                 --------------------------------------------------------------------------------------------
    Total mortgage loans          442,901   88.52%   413,845   88.55%   422,466   85.46%   419,523   88.44%   401,901   88.53%
                                 --------------------------------------------------------------------------------------------

Consumer Loans:
---------------
  Deposit account                     863    0.17%     1,195    0.26%     1,341    0.27%     1,240    0.26%     1,115    0.25%
  Automobile                        5,812    1.16%     7,789    1.67%    12,161    2.46%    16,349    3.45%    17,245    3.80%
  Home equity                      44,437    8.89%    36,470    7.80%    37,912    7.67%    33,269    7.01%    29,783    6.56%
  90-day notes                      1,816    0.36%     3,416    0.73%    17,677    3.58%     1,323    0.28%     1,441    0.32%
  Other                             4,501    0.90%     4,635    0.99%     2,791    0.56%     2,646    0.56%     2,479    0.54%
                                 --------------------------------------------------------------------------------------------
    Total consumer loans           57,429   11.48%    53,505   11.45%    71,882   14.54%    54,827   11.56%    52,063   11.47%
                                 --------------------------------------------------------------------------------------------
    Total loans                   500,330  100.00%   467,350  100.00%   494,348  100.00%   474,350  100.00%   453,964  100.00%
                                           ======             ======             ======             ======             ======

Less:
-----
  Loans in process                (10,349)            (7,969)            (6,557)            (7,861)            (8,830)
  Deferred fees and discount       (2,634)            (2,455)            (2,588)            (2,815)            (2,905)
  Allowance for losses             (2,659)            (2,645)            (2,740)            (2,962)            (3,439)
  Loans available for sale           (171)              (442)                 -                  -                  -
                                 --------           --------           --------           --------           --------
    Total loans receivable, net  $484,517           $453,839           $482,463           $460,712           $438,790
                                 ========           ========           ========           ========           ========

The following table shows the composition of FFY Bank's loan portfolio by fixed and adjustable rates at the dates indicated.


                                                                            June 30,
                                 ---------------------------------------------------------------------------------------------
                                       2000               1999               1998               1997               1996
                                 -----------------  -----------------  -----------------  -----------------  -----------------
                                  Amount   Percent   Amount   Percent   Amount   Percent   Amount   Percent   Amount   Percent
                                  ------   -------   ------   -------   ------   -------   ------   -------   ------   -------
                                                                     (Dollars in Thousands)

Fixed-Rate Loans:
-----------------
  Real estate:
    One- to four -family         $149,343   29.85%  $165,891   35.50%  $217,075   43.91%  $260,128   54.84%  $268,816   59.21%
    Multi-family                    2,865    0.57%     3,622    0.78%     3,965    0.80%     3,969    0.84%     3,624    0.79%
    Commercial                     24,465    4.89%    29,162    6.24%    24,533    4.96%    24,498    5.16%    23,784    5.24%
    Construction and
     development                   28,486    5.69%    25,135    5.38%    21,087    4.27%    23,179    4.88%    22,636    4.99%
                                 --------------------------------------------------------------------------------------------
      Total fixed-rate real
       estate loans               205,159   41.00%   223,810   47.90%   266,660   53.94%   311,774   65.72%   318,860   70.23%
  Consumer - fixed-rate            35,942    7.18%    46,549    9.96%    67,243   13.60%    52,013   10.97%    50,081   11.03%
                                 --------------------------------------------------------------------------------------------
      Total fixed-rate loans      241,101   48.18%   270,359   57.86%   333,903   67.54%   363,787   76.69%   368,941   81.26%
                                 --------------------------------------------------------------------------------------------

Adjustable-Rate Loans:
----------------------
  Real estate:
    One- to four -family          202,082   40.39%   169,173   36.20%   137,127   27.74%    88,925   18.75%    65,491   14.43%
    Multi-family                   11,502    2.30%    11,957    2.56%    11,694    2.37%    12,325    2.60%    12,310    2.71%
    Commercial                     20,164    4.03%     5,955    1.27%     4,073    0.82%     6,499    1.37%     5,240    1.16%
    Construction and
     development                    3,994    0.80%     2,950    0.63%     2,912    0.59%         -       -          -       -
                                 --------------------------------------------------------------------------------------------
      Total adjustable-rate real
       estate loans               237,742   47.52%   190,035   40.66%   155,806   31.52%   107,749   22.72%    83,041   18.30%
                                 --------------------------------------------------------------------------------------------
  Consumer - adjustable-rate       21,487    4.30%     6,956    1.48%     4,639    0.94%     2,814    0.59%     1,982    0.44%
      Total adjustable-rate
       loans                      259,229   51.82%   196,991   42.14%   160,445   32.46%   110,563   23.31%    85,023   18.74%
                                 --------------------------------------------------------------------------------------------
      Total loans                 500,330  100.00%   467,350  100.00%   494,348  100.00%   474,350  100.00%   453,964  100.00%
                                           ======             ======             ======             ======             ======
Less:
-----
  Loans in process                (10,349)            (7,969)            (6,557)            (7,861)            (8,830)
  Deferred fees and discounts      (2,634)            (2,455)            (2,588)            (2,815)            (2,905)
  Allowance for losses             (2,659)            (2,645)            (2,740)            (2,962)            (3,439)
  Loans available for sale           (171)              (442)                 -                  -                  -
                                 --------           --------           --------           --------           --------
      Total loans receivable,
       net                       $484,517           $453,839           $482,463           $460,712           $438,790
                                 ========           ========           ========           ========           ========

The following schedule illustrates the interest rate sensitivity of FFY Bank's loan portfolio at June 30, 2000. Loans which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract matures. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.


                                             Real Estate
           -------------------------------------------------------------------------------
                                                                         Construction and
           One- to four -family     Multi-family        Commercial          Development          Consumer              Total
           --------------------  -----------------  ------------------  ------------------  ------------------  ------------------
                     Weighted             Weighted            Weighted            Weighted            Weighted            Weighted
                     Average              Average             Average             Average             Average             Average
            Amount     Rate      Amount     Rate     Amount     Rate     Amount     Rate     Amount     Rate     Amount     Rate
            ------   --------    ------   --------   ------   --------   ------   --------   ------   --------   ------   --------
                                                            (Dollars in Thousands)
Due During
  Periods
  Ending
 June 30,
----------

2001(1)    $    315    8.41%    $    675    9.95%   $  1,706    9.68%   $ 12,547    8.55%   $  3,586    11.22%   $ 18,829    9.21%

2002 to
 2005        10,155    7.92%       3,794    8.67%      7,050    9.59%     18,207    8.57%     19,160     9.70%     58,366    8.96%

2006 and
 following  340,955    7.62%       9,898    8.75%     35,873    8.92%      1,726    8.51%     34,683    10.27%    423,135    7.98%

           $351,425             $ 14,367            $ 44,629            $ 32,480            $ 57,429             $500,330

The total amount of loans due after June 30, 2001 which have predetermined interest rates is $284.6 million, while the total amount of loans due after such dates which have floating or adjustable interest rates is $196.9 million.

--------------------
<F1>  Includes overdraft loans.

One- to four -Family Residential Real Estate Lending

The cornerstone of FFY Bank's lending program has been the origination of loans secured by mortgages on owner-occupied, one- to four -family residences. FFY Bank has generally limited its real estate loan originations to properties within its market area. As of June 30, 2000, all one- to four -family residential loans were located in FFY Bank's market area. FFY Bank originates both fixed and ARM loans with terms up to 30 years. Fixed-rate originations are generally affected by market rates, customer preference and competition. FFY Bank has experienced growth in 7/1-year ARMs which are fixed for seven years and convert to a one-year ARM in the eighth year. From an interest-rate risk standpoint, 7/1-year ARMs provide FFY Bank with better protection against rising rates than 15- and 30-year fixed rate loans, but less protection than 1-year ARMs. Origination of ARMs is dependent on market interest rates and customer preferences. At June 30, 2000, $128.7 million, or 25.7% of FFY Bank's gross loan portfolio consisted of 7/1-year ARMs compared to $90.8 million, or 19.4% at June 30, 1999 and $52.0 million, or 10.5% at June 30, 1998. Additionally, a significant portion of FFY Bank's other ARM products are subject to interest adjustments at three-year intervals. FFY Bank's ARM products generally carry interest rates which are reset to a stated margin over an independent index. Increases and decreases in the interest rate of FFY Bank's ARMs are generally limited to 2% at any adjustment date and 5% over the life of the loan. FFY Bank's ARMs are not convertible into fixed-rate loans, are not assumable, do not contain prepayment penalties and do not produce negative amortization.

FFY Bank evaluates both the borrower's ability to make principal and interest payments and the value of the property that will secure the loan. In order to comply with standard secondary market underwriting requirements, FFY Bank established procedures in 1998 to verify employment history and down payment sources since FFY Bank sells certain qualifying loans to Fannie Mae. Underwriting standards required by Fannie Mae and other secondary market investors are generally followed for new loan originations that FFY Bank retains in its portfolio. During 1999 and 2000, FFY Bank increased its loan origination team in order to meet the increased competition in the Company's market area. To remain competitive in obtaining loans, FFY Bank's personnel streamlined the process for standard home loan requests from application to closing to less than ten days. The Company's management also expects to fully implement 24-hour approvals on certain loan originations in the future. During fiscal year 2000, management implemented a timely loan pre-approval process in response to competition. Pre-approvals generally range between 24 and 72 hours.

FFY Bank originates residential mortgage loans with loan-to-value ratios up to 97%. On mortgage loans exceeding an 85% loan-to-value ratio at the time of origination, however, FFY Bank generally requires private mortgage insurance in an amount intended to reduce FFY Bank's exposure to 72% of the appraised value of the underlying collateral. Property securing real estate loans made by FFY Bank is appraised by staff appraisers of FFY Bank. FFY Bank requires evidence of marketable title and lien position on all loans secured by real property and requires fire and extended coverage casualty insurance in amounts at least equal to the principal amount of the loan or the value of improvements on the property, depending on the type of loan. FFY Bank may also require flood insurance to protect the property securing its interest.

Residential mortgage loan originations derive from a number of sources, including real estate broker referrals, existing borrowers and depositors, builders and walk-in customers. Loan applications are accepted at all of FFY Bank's offices.

Multi-Family Lending

FFY Bank originates multi-family loans, which it holds in its portfolio, which are primarily secured by apartment buildings. Multi-family loans generally have shorter maturities than one- to four -family mortgage loans, although FFY Bank may originate such loans with terms up to 30 years. The rates charged on multi-family loans are both fixed and adjustable, in which the adjustable-rate loans reset to a stated margin over an independent index. Multi-family lending rates are typically higher than rates charged on one- to four-family residential properties. Multi-family loans are generally written in amounts up to 80% of the lesser of the appraised value or purchase price of the underlying property.

Appraisals on properties securing multi-family loans originated by FFY Bank are performed by either an independent appraiser designated by FFY Bank or by FFY Bank's staff appraisers at the time the loan is made. All appraisals on multi-family loans are reviewed by FFY Bank's management. In addition, FFY Bank's current underwriting procedures generally require verification of the borrower's credit history, income and financial statements, banking relationships, references and income projections for the property.

At June 30, 2000, FFY Bank had three multi-family loans with a net book value in excess of $1.0 million but less than $2.0 million, of which one of these loans, totaling $1.5 million, was past due. This loan is considered by management to be a potential problem loan. See "Troubled Debt Restructurings and Other Loans of Concern" for additional information regarding this loan.

Multi-family loans generally present a higher level of risk than loans secured by one- to four-family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties and the increased complexity of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family properties is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced, the borrower's ability to repay the loan may be impaired. In some instances, the risk level is mitigated by obtaining individual guarantees which may increase the level of collateral supporting the loan. Despite the risks inherent in multi-family lending, the Company's history of delinquencies in this portfolio has been minimal.

Commercial Real Estate Lending

FFY Bank originates commercial real estate loans, which it holds in its portfolio, and primarily includes loans secured by strip shopping centers, small office buildings, warehouses, churches and other business properties. Commercial real estate loans have a maximum term of 30 years; however, they generally have terms ranging from 10 - 20 years. Rates on commercial real estate loans are both fixed and adjustable. Adjustable-rate commercial real estate loans are reset to a stated margin over an independent index. Current year commercial real estate loan originations totaled $12.6 million, of which 69% had an adjustable rate. Commercial loans are generally written in amounts up to 80% of the lesser of the appraised value or purchase price of the underlying property.

Appraisals on properties securing commercial real estate loans originated by FFY Bank are performed by either an independent appraiser designated by FFY Bank or by FFY Bank's staff appraisers at the time the loan is made. All appraisals on commercial real estate loans are reviewed by FFY Bank's management. In addition, FFY Bank's current underwriting procedures generally require verification of the borrower's credit history, income and financial statements, banking relationships, references and income projections for the property.

At June 30, 2000, FFY Bank had eight commercial real estate loans with a net book value in excess of $1.0 million but less than $2.0 million. All of these loans were current at that date.

During fiscal 1999, commercial real estate lending was identified as a growth area by the Company's management. Consequently, the Company hired an experienced commercial lender to specialize in the origination of commercial mortgage loans. FFY Bank also increased its commercial lending staff during fiscal year 2000. At June 30, 2000, the Company had $44.6 million in commercial real estate loans comprising of 8.9% of the gross loan portfolio compared to $35.1 million, or 7.5% at June 30, 1999 and $28.6 million, or 5.8% at June 30, 1998.

Commercial real estate loans generally present a higher level of risk than loans secured by one- to four-family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties and the increased complexity of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by commercial real estate properties is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced, the borrower's ability to repay the loan may be impaired. In some instances, the risk level is mitigated by obtaining individual guarantees which may increase the level of collateral supporting the loan. The Company will continue its efforts to increase the amount of commercial real estate loans for its portfolio as these loans generally offer a better interest rate than typical one- to four -family loans, which management believes justifies the increased credit risk. Despite the risks inherent in commercial real estate lending, the Company's history of delinquencies in this portfolio has been minimal. The performance of this portfolio, however, will be closely monitored as it grows.

Construction and Development Lending

FFY Bank makes loans to individuals for the construction of their residences, as well as to builders and developers for the construction of one- to four-family residences and commercial real estate and the development of one- to four-family lots in Ohio. At June 30, 2000, all of these loans were secured by property located within FFY Bank's market area.

Construction loans to individuals for their residences are structured to be converted to permanent loans at the end of the construction phase, which typically runs six months. These construction loans have rates and terms which match any one- to four -family loans then offered by FFY Bank, except that during the construction phase, the borrower pays interest only and the maximum loan-to-value ratio is 90%. On construction loans exceeding an 85% loan-to-value ratio, FFY Bank generally requires private mortgage insurance, thus reducing FFY Bank's exposure. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential loans. At June 30, 2000, FFY Bank had $12.3 million of construction loans to borrowers intending to live in the properties upon completion of construction.

Construction loans to builders of one- to four-family residences require the payment of interest only for up to 12 months and have terms of up to 12 months. These loans may provide for the payment of interest and loan fees from loan proceeds and carry fixed rates of interest. At June 30, 2000, FFY Bank had $8.7 million of construction loans to builders of one- to four-family residences.

FFY Bank also makes loans to builders for the purpose of developing one- to four-family homesites. These loans typically have terms of from one to three years and carry fixed interest rates. The maximum loan-to-value ratio is 80% for such loans. These loans may provide for the payment of interest and loan fees from loan proceeds. The principal in these loans is typically paid down as homesites are sold. At June 30, 2000, FFY Bank had $8.8 million of development loans to builders.

Construction loans on multi-family and commercial real estate projects may be secured by apartments, strip shopping centers, small office buildings, churches or other property and are structured to be converted to permanent loans at the end of the construction phase, which generally runs up to 12 months. These construction loans have rates and terms which match any permanent multi-family or commercial real estate loan then offered by FFY Bank, except that during the construction phase, the borrower pays interest only. These loans generally provide for the payment of interest and loan fees from loan proceeds. At June 30, 2000, FFY Bank had $2.1 million of multi-family and commercial real estate construction loans.

Construction and development loans are obtained principally through continued business from developers and builders who have previously borrowed from FFY Bank, as well as referrals from existing customers and walk-in customers. The application process includes a submission to FFY Bank of accurate plans, specifications and costs of the project to be constructed/developed. These items are used as a basis to determine the appraised value of the subject property. Loans are based on the lesser of current appraised value and/or the cost of construction (land plus building).

Because of the uncertainties inherent in estimating development and construction costs and the market for the project upon completion, it is relatively difficult to evaluate accurately the total loan funds required to complete a project, the related loan-to-value ratios and the likelihood of ultimate success of the project. In addition, management requires pro forma cash flow analysis and debt service coverage ratios and verification of construction progress prior to authorizing a construction draw and requires mechanics' lien waivers and other documents to protect and verify its lien position. Construction and development loans to borrowers other than owner-occupants also involve many of the same risks discussed above regarding multi-family and commercial real estate loans and tend to be more sensitive to general economic conditions than many other types of loans. Also, the funding of loan fees and interest during the construction phase makes the monitoring of the progress of the project particularly important, as customary early warning signals of project difficulties may not be present.

At June 30, 2000, there were no construction or development loans in excess of $1.0 million.

Consumer Lending

FFY Bank originates various types of consumer loans including, but not limited to, home equity and automobile loans. FFY Bank places increasing emphasis on consumer loans, particularly home equity loans and lines, because of their attractive yields and shorter terms to maturity. During fiscal year 2000, home equity credit lines were identified as a growth area by the Company's management because of the attractive yield and adjustable-rate feature. At June 30, 2000, adjustable-rate home equity credit lines totaled $21.2 million compared to $6.6 million at June 30, 1999.

FFY Bank's home equity loans and lines are written so that the total commitment amount, when combined with the balance of the first mortgage lien, may not exceed 100% of the appraised value of the property where FFY Bank holds the first lien and 80% if the first mortgage is held by a third party. At June 30, 2000, FFY Bank held a first lien on approximately 97% of the properties securing home equity loans and lines. Closed-end home equity loans are written with terms of up to ten years and carry fixed rates of interest. Open-end home equity lines of credit are written for a draw period of 10 years at a variable interest rate generally 1% above the prime rate adjusted monthly. After the draw period, the lines of credit convert into fixed rate, closed-end loans with terms of up to 10 years, or the lines of credit can be renewed. FFY Bank's home equity loan portfolio grew from $29.8 million, or 57.2% of gross consumer loans at June 30, 1996 to $44.4 million, or 77.7% of gross consumer loans at June 30, 2000.

The underwriting standards employed by FFY Bank for consumer loans include a determination of the applicant's payment history on other debts and ability to meet existing obligations and payments on the proposed loan. Although creditworthiness of the applicant is of primary consideration, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount. While consumer loans other than home equity loans generally involve a higher level of credit risk than one- to four-family residential loans, consumer loans are typically made at higher interest rates and for shorter terms. The shorter term of consumer loans reduces FFY Bank's exposure to interest rate risk.

Sale of Mortgage Loans

During fiscal year 1998, FFY Bank began originating one- to four-family fixed-rate mortgage loans for sale to Fannie Mae. Currently, FFY Bank sells one- to four -family fixed-rate 15- and 30-year loans and, to a lesser extent, 7/1-year and 3/1-year ARMs to Fannie Mae. All mortgage loans, upon origination, are categorized as either held for FFY Bank's portfolio or available-for-sale. FFY Bank originated $14.9 million in available-for-sale loans during fiscal year 2000 compared to $30.9 million during fiscal year 1999. Originations of available-for-sale loans decreased during fiscal year 2000 due to rising market interest rates. Pre-tax gains on sales of loans totaled $234,000 for fiscal year 2000 compared to $720,000 for fiscal year 1999. During fiscal year 1998, FFY Bank originated and sold loans totaling $5.0 million at a pretax gain of $134,000. Depending on factors such as interest rates, levels of refinancings and competitive factors in the Company's primary market area, the amount of mortgage loan originations ultimately sold can vary significantly.

FFY Bank retains servicing on loans sold to Fannie Mae, typically receiving a servicing fee of 25 basis points, which represents the difference between the mortgage rate on the loans sold and the yield at which such loans are sold. Mortgage loans serviced for others totaled $47.3 million at June 30, 2000 compared to $35.1 million at June 30, 1999.

Loan Origination and Repayment Activities

The following table sets forth FFY Bank's originations, sales and repayments of loans for the periods indicated.


                                                            Year ended June 30,
                                                      --------------------------------
                                                        2000        1999        1998
                                                      --------    --------    --------
                                                           (Dollars in Thousands)

Originations by type:
---------------------
  Adjustable rate:
    Real estate     - one- to four -family            $ 49,239      39,258      45,473
                    - multi-family                         136           8         586
                    - commercial                         8,645         682       3,413
                    - construction and development       8,873      15,503       2,250
    Non-real estate - consumer                          31,822      11,457       4,844
                                                      --------------------------------
      Total adjustable rate                             98,715      66,908      56,566
                                                      --------------------------------

  Fixed rate:
    Real estate     - one- to four -family              21,954      22,423       8,834
                    - multi-family                           -       1,744         658
                    - commercial                         3,936       3,422       1,069
                    - construction and development      17,074      20,210      27,997
    Non-real estate - consumer                          27,650      35,063      48,728
                                                      --------------------------------
      Total fixed rate                                  70,614      82,862      87,286
                                                      --------------------------------
      Total loans originated                           169,329     149,770     143,852

Principal repayments                                  (122,251)   (121,902)   (105,621)
Loan sales                                             (14,904)    (30,409)     (4,988)
Principal write-offs and other items, net               (1,580)       (725)       (795)
                                                      --------------------------------
      Net increase (decrease)                         $ 30,594      (3,266)     32,448
                                                      ================================

Asset Quality

When a borrower fails to make a required payment on a loan, FFY Bank attempts to cure the delinquency by contacting the borrower. In the case of residential loans, a late notice is generally sent after 15 days past the due date and collection action is commenced. Written and verbal contacts are attempted from this point until the account is brought to a current status. If the delinquency continues, a default letter is generally sent between 60 and 75 days past due, and if the status does not improve, FFY Bank will begin foreclosure action 30 days after the default letter is sent.

Delinquent consumer loans, including home equity loans, are handled in a similar manner except that late notices are generated between 10 and 15 days past due and collection action is commenced at that point. If the delinquency continues and no arrangements are made with the borrower, FFY Bank will take appropriate action to protect its interest generally by 60 days past due. This may include repossession, foreclosure or law suit, if necessary. If repossession of a vehicle occurs, the borrower has the opportunity to redeem the vehicle prior to sale at public auction by contacting FFY Bank and paying delinquencies and other charges associated with the repossession. FFY Bank's repossession guidelines comply with the requirements under the Ohio Revised Code.

FFY Bank has not experienced significant delinquencies with multi-family, commercial real estate or commercial real estate construction loans.

Delinquent Loans. The following table sets forth information concerning delinquent loans at June 30, 2000, in dollar amounts and as a percentage of each category of FFY Bank's loan portfolio. The amounts presented represent the total remaining principal balances of the related loans, rather than the actual payment amounts which are overdue.


                                            Loans Delinquent For:
                        ------------------------------------------------------------       Total Loans Delinquent
                                 60-89 Days                   90 Days and Over                60 Days and Over
                        ----------------------------    ----------------------------    ----------------------------
                                            Percent                         Percent                         Percent
                                            of Loan                         of Loan                         of Loan
                        Number    Amount    Category    Number    Amount    Category    Number    Amount    Category
                        ------    ------    --------    ------    ------    --------    ------    ------    --------
                                                           (Dollars in Thousands)

Real Estate:
  One- to four -family    14       $596       0.17%       42       $2,849     0.81%       56       $3,445     0.98%

  Multi-family             -          -          -         -            -        -         -            -        -

  Commercial               2          5       0.01%        2           97     0.22%        4          102     0.23%

  Construction or
   Development             -          -          -         -            -        -         -            -        -

  Consumer                22        149       0.26%       25          459     0.80%       47          608     1.06%
                          -------------                   ---------------                ----------------

    Total                 38       $750       0.15%       69       $3,405     0.68%      107       $4,155     0.83%
                          =============                   ===============                ================

Non-Performing Assets. The table below sets forth the amounts and categories of non-performing assets in FFY Bank's loan portfolio. FFY Bank requires that loans be reviewed periodically and any loan where collectibility of principal is doubtful is placed on non-accrual status. Loans are also placed on non-accrual status generally when a loan is more than 90 days delinquent. Payments received on non-accruing loans are recorded as interest income, or are applied to the principal balance, depending on an assessment of the collectibility of the principal of the loan. Loans remain on non-accrual status until generally less than 4 payments delinquent. Troubled debt restructurings are instances where, due to the debtor's financial difficulties, modifications are made in the original terms of the loans (e.g., principal or interest may be forgiven, the term of the loan may be extended or the interest rate may be reduced below market rates). A loan is removed as a troubled debt restructuring if it is current after the 12th month it was restructured and the modifications originally given are not inconsistent with terms currently provided. Foreclosed assets include assets acquired in settlement of loans. The amounts shown do not reflect reserves set up against such assets. See "- Allowance for Loan Losses."


                                                                   June 30,
                                               -----------------------------------------------
                                                2000       1999       1998      1997      1996
                                               ------     ------     -----     -----     -----
                                                            (Dollars in Thousands)

Non-accruing loans:
  One- to four -family                         $2,718      1,421     2,168     2,359     3,617
  Multi-family                                      -          -         -         -         -
  Commercial real estate                            -          -         -       110         -
  Construction and development                      -        567         -         4        71
  Consumer                                        411        172       566       782       409
                                               -----------------------------------------------

    Total                                       3,129      2,160     2,734     3,255     4,097
                                               -----------------------------------------------

Troubled debt restructurings:
  One- to four -family                              -         34       575       685       506
  Consumer                                         14         65        15        53        70
                                               -----------------------------------------------

    Total                                          14         99       590       738       576
                                               -----------------------------------------------

    Total non-performing loans                  3,143      2,259     3,324     3,993     4,673
                                               -----------------------------------------------

Foreclosed assets:
  One- to four -family                            249         97         -         -         -
                                               -----------------------------------------------

Total non-performing assets                    $3,392      2,356     3,324     3,993     4,673
                                               ===============================================

Total non-performing assets as a percentage
 of total assets                                 0.50%      0.35%     0.51%     0.67%     0.81%
                                               ===============================================

Total non-performing loans as a percentage
 of total loans receivable, net                  0.70%      0.50%     0.69%     0.87%     1.06%
                                               ===============================================

Allowance for loan losses as a percentage
 of non-performing assets                       78.39%    112.27%    82.43%    74.18%    73.59%
                                               ===============================================

For the year ended June 30, 2000, gross interest income which would have been recorded had the non-performing loans been current in accordance with their original terms amounted to approximately $181,000. The amount that was included in interest income on such loans was $175,000 for the year ended June 30, 2000.

For the year ended June 30, 2000, gross interest income which would have been recorded had the troubled debt restructurings been current in accordance with their original terms amounted to $4,000. The amount that was included in interest income on such loans was $3,000 for the year ended June 30, 2000.

Troubled Debt Restructurings and Other Loans of Concern. As of June 30, 2000, FFY Bank had $14,000 in net book value of troubled debt restructurings which were primarily indirect auto loans. The net book value of troubled debt restructurings at June 30, 1999 totaled $99,000, which were primarily one- to four -family and indirect auto loans.

FFY Bank has three loans to one borrower with an aggregate outstanding balance of $1.8 million at June 30, 2000. The borrower has admitted to defrauding several of his clients and was sentenced to prison in 1999. The largest loan of the three, totaling $1.5 million at June 30, 2000, is secured by an apartment building in the Company's market area which was independently appraised in May 1999 for $2.0 million. The Company has a first lien on the apartment building and additionally has the assignment of rents in the event of default. This loan was 30 days past due at June 30, 2000, but only for a partial payment. Management anticipates, however, this property will be sold in October 2000 and the entire principal balance will be collected. This loan was classified "substandard" at June 30, 2000.

FFY Bank has two loans to one borrower with an aggregate outstanding balance of $640,000 at June 30, 2000. These loans are secured by a golf course that has cash flow problems. This property was internally appraised in May 2000 for $900,000. FFY Bank's management has been informed that the owner of this golf course is looking to either sell this property or find a partner willing to provide funds to renovate and improve the golf course. One loan is current and the other is 30 days delinquent. These loans are classified "substandard" at June 30, 2000.

Classified Assets. Federal regulations provide for the classification of loans and other assets, such as debt and equity securities considered by the OTS to be of lesser quality, as "substandard," "doubtful" or "loss." "Substandard" assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. "Doubtful" assets have the weaknesses of "substandard" assets, with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Assets classified as "loss" are those considered uncollectible and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. For assets classified as "loss", institutions must either establish a specific allowance for loss equal to 100% of that portion of the asset so classified or charge off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS and the FDIC, either of which may order the establishment of additional general or specific loss allowances.

In connection with the filing of its periodic reports with the OTS and in accordance with its classification of assets policy, FFY Bank regularly reviews the problem loans in its portfolio to determine whether any loans require classification in accordance with applicable regulations. Classified assets at June 30, 2000 consisted of 102 loans totaling $7.1 million, or 1.1% of total assets compared to 100 loans totaling $4.2 million, or 0.6% of total assets June 30, 1999. The increase in classified assets during fiscal year 2000 was primarily in one- to four -family mortgage loans in addition to the $1.5 million multi-family loan discussed above at "Troubled Debt Restructurings and Other Loans of Concern", which was the largest classified asset at June 30, 2000.

Allowance for Loan Losses. Under federal regulations, when an insured institution classifies problem assets as either "substandard" or "doubtful", it is required to establish general allowances for loan losses in an amount deemed prudent by management. In addition to general valuation allowances, the Company may establish specific loss reserves against specific assets in which a loss may be realized. General allowances represent loss allowances that have been established to recognize the inherent risks associated with lending activities, but which, unlike specific allowances, have not been allocated to recognize probable losses on particular problem assets. The Company's determination as to its classification of assets and the amount of its specific and general valuation allowances are subject to review by the Company's regulators which can order the establishment of additional general or specific loss allowances.

The allowance for loan losses is a material estimate that is particularly susceptible to significant changes in the near term and is established through a provision for loan losses based on management's evaluation of the risk inherent in its loan portfolio and the general economy. Such evaluation, which includes a review of all loans of which full collectibility may not be reasonably assured, considers among other matters, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate loan loss allowance. Although management believes it uses the best information available to make such determinations, future adjustments to reserves may be necessary, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making the initial determinations.

The following table sets forth an analysis of FFY Bank's allowance for loan losses at the dates indicated.


                                                     Year Ended June 30,
                                        ----------------------------------------------

                                         2000       1999      1998      1997      1996
                                        ------     -----     -----     -----     -----
                                                    (Dollars in Thousands)

Balance at beginning of period          $2,645     2,740     2,962     3,439     3,159
Charge-offs:
  One- to four -family                    (221)     (167)      (97)      (40)      (18)
  Multi-family                               -         -         -         -        (1)
  Construction or development              (10)      (30)        -         -         -
  Consumer                                (366)     (526)     (743)   (1,159)      (58)
                                        ----------------------------------------------
                                          (597)     (723)     (840)   (1,199)      (77)
                                        ----------------------------------------------

Recoveries:
  One- to four -family                      13         9         3         1        18
  Construction or development                -        30         -         -         2
  Commercial real estate                     -         -         -         -         2
  Consumer                                 122        95        50        33        10
                                        ----------------------------------------------
                                           135       134        53        34        32
                                        ----------------------------------------------
Net charge-offs                           (462)     (589)     (787)   (1,165)      (45)
Additions charged to operations            476       494       565       688       325
                                        ----------------------------------------------
Balance at end of period                $2,659     2,645     2,740     2,962     3,439
                                        ==============================================

Ratio of net charge-offs during the
 period to average loans outstanding
 during the period                        0.10%     0.13%     0.17%     0.26%     0.01%
                                        ==============================================

Ratio of net charge-offs during
 the period to average
 non-performing assets                   16.12%    16.67%    20.74%    24.22%     0.94%
                                        ==============================================

When FFY Bank repossesses mortgaged property it is thereafter classified as real estate owned. Any gains or losses (realized or reserved for) thereafter are treated as real estate owned activity, not mortgage loan activity. At June 30, 2000 and 1999, FFY Bank's real estate owned totaled $249,000 and $97,000, respectively.

The distribution of FFY Bank's allowance for loan losses at the dates indicated is summarized as follows:


                                                                          June 30,
                             --------------------------------------------------------------------------------------------------
                                    2000                1999                1998                1997                1996
                             ------------------  ------------------  ------------------  ------------------  ------------------
                                       Percent             Percent             Percent             Percent             Percent
                                       of Loans            of Loans            of Loans            of Loans            of Loans
                                       in Each             in Each             in Each             in Each             in Each
                                       Category            Category            Category            Category            Category
                                       to Total            to Total            to Total            to Total            to Total
                             Amount     Loans    Amount     Loans    Amount     Loans    Amount     Loans    Amount     Loans
                             ------    --------  ------    --------  ------    --------  ------    --------  ------    -------
                                                                   (Dollars in Thousands)

One- to four -family         $1,059     70.24%   $  829     71.70%   $  923     71.65%   $1,283     73.59%   $1,547     73.64%
Multi-family                    258      2.87%       20      3.33%       19      3.17%       28      3.44%       88      3.51%
Commercial real estate          553      8.92%      676      7.21%      351      5.79%      444      6.53%      773      6.39%
Construction or development     193      6.49%       82      6.01%       15      4.85%       45      4.88%      125      4.99%
Consumer                        549     11.48%      739     11.75%    1,201     14.54%      787     11.56%      518     11.47%
Unallocated                      47         -       299         -       231         -       375         -       388         -
                             ------------------------------------------------------------------------------------------------
    Total                    $2,659    100.00%   $2,645    100.00%   $2,740    100.00%   $2,962    100.00%   $3,439    100.00%
                             ================================================================================================


Investment Activities

FFY Bank's investment policy is designed to provide a required level of liquidity and minimize potential losses due to interest rate fluctuations without incurring undue credit risk. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. FFY Bank has maintained liquid assets at levels above the minimum requirements imposed by the OTS regulations and above levels believed adequate to meet the requirements of normal operations, including potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management" and "- Liquidity and Cash Flows" in the Annual Report to Stockholders included as Exhibit 13 herein and "Regulation - Liquidity."

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

Generally, the investment policy of the Company is to invest funds among various categories of investments and maturities based on asset/liability management policies, concern for the highest investment quality, liquidity needs and performance objectives. The Company's investments generally include federal agency obligations, including mortgage-backed securities, municipal securities, trust preferred securities and asset-backed SLMA's, which are student loan government-sponsored agency investments.

Mortgage-backed securities represent a participation interest in a pool of single-family or multi-family mortgages, the principal and interest payments on which are passed from the mortgage originators through intermediaries (generally U.S. Government agencies and government sponsored enterprises) that pool and repackage the participation interest in the form of securities to investors such as the Company. The underlying pool of mortgages can be composed of either fixed-rate or ARM loans. As a result, the interest rate risk characteristics of the underlying pool of mortgages, as well as prepayment risk, are passed on to the certificate holder. Mortgage-backed securities generally yield less than the loans that underlie such securities due to the cost of payment guarantees or credit enhancements that reduce credit risk to holders. Mortgage-backed securities are also more liquid than individual mortgage loans and may be used to collateralize obligations of the Company. While mortgage-backed securities carry a reduced credit risk as compared to whole loans, these securities remain subject to the risk that a fluctuating interest rate environment, along with other factors such as the geographic distribution of the underlying mortgage loans, may alter the prepayment rate of the mortgage loans and thereby affect both the prepayment speed, and value, of the securities. All of the Company's mortgage-backed securities are available for sale and consist of securities issued or guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae. At June 30, 2000, $61.7 million, or 39% of the securities portfolio consisted of mortgage-backed securities.

The Company has invested a percentage of the securities portfolio in Federal agency obligations in an attempt to obtain the highest yield possible while maintaining the flexibility and low credit risk connected with such investments. Since 1990, the Federal Home Loan Banks (FHLBs), Fannie Mae and Freddie Mac have offered callable bonds, issued at a yield premium over U.S. Treasury obligations of a comparable final maturity. The call risk is considered acceptable to the Company because it provides a higher yield. The call option would typically be exercised during a declining interest rate environment, during which time the Company's cost of funds would also be declining. At June 30, 2000, $18.2 million, or 12% of the securities portfolio consisted of Federal agency obligations, including $16.3 million with a call feature.

The Company has invested a portion of its securities portfolio in municipal securities in an attempt to obtain reasonable returns and reduce the Company's effective tax rate. At June 30, 2000, the Company's tax equivalent yield on the municipal securities portfolio was 6.73%. For the year ended June 30, 2000, the Company's effective tax rate was 29.29% compared to 33.17% for the year ended June 30, 1999, due in part to the increased investment income from tax-exempt municipal securities which totaled $2.0 million and $1.3 million, respectively, for fiscal years 2000 and 1999. At June 30, 2000, municipal securities totaled $41.3 million, or 26% of the Company's securities portfolio.

The following table sets forth the composition of the consolidated debt, equity and other securities, and FHLB stock portfolios at June 30, 2000, 1999 and 1998.


                                                                                   June 30,
                                                       ----------------------------------------------------------------
                                                              2000                   1999                   1998
                                                       ------------------     ------------------     ------------------
                                                        Book        % of       Book        % of       Book        % of
                                                        Value       Total      Value       Total      Value       Total
                                                       ------------------     ------------------     ------------------
                                                                            (Dollars in Thousands)

Debt securities:
  Federal agency obligations(1)                        $ 18,966     10.96%    $ 33,957     17.03%    $ 35,049     24.33%
  Mortgage-backed securities                             65,298     37.73%      74,454     37.33%      81,580     56.63%
  State, county and municipal securities                 44,928     25.97%      46,707     23.42%      20,778     14.42%
  Trust preferred securities                             24,587     14.21%      24,581     12.33%           -         -
  Asset-backed SLMA's                                    11,568      6.68%      11,494      5.76%           -         -
Equity securities                                           894      0.52%       1,799      0.90%         637      0.44%
Other securities                                          1,617      0.93%       1,602      0.80%       1,517      1.05%
FHLB stock                                                5,193      3.00%       4,841      2.43%       4,512      3.13%
                                                       ----------------------------------------------------------------
    Total securities and FHLB stock                    $173,051    100.00%    $199,435    100.00%    $144,073    100.00%
                                                       ================================================================

Average remaining life of debt securities                  10.93 Years            10.57 years            4.66 years

Other interest-earning assets:
  Interest-bearing deposits with banks                 $  6,490    100.00%       5,245     85.84%    $  5,713    100.00%
  Short-term investments                                      -         -          865     14.16%           -         -
                                                       ----------------------------------------------------------------
  Total                                                $  6,490    100.00%    $  6,110    100.00%    $  5,713    100.00%
                                                       ================================================================

Average remaining life or term to repricing of debt
 securities and other interest-earning assets              10.52 years            10.24 years            4.47 years

--------------------
<F1>  Excluding mortgage-backed securities which include Fannie Mae, Freddie
      Mac and Ginnie Mae pass-through certificates.

The composition and contractual maturities of the consolidated debt and other securities portfolios, excluding equity securities and FHLB of Cincinnati stock, are indicated in the following table.


                                                               June 30, 2000
                                   ---------------------------------------------------------------------
                                                 Over        Over
                                   One Year    1 thru 5    5 thru 10      Over      Total Debt and Other
                                    or Less      Years       Years      10 Years         Securities
                                   --------    --------    ---------    --------    --------------------
                                     Book        Book        Book         Book       Book        Fair
                                     Value       Value       Value        Value      Value       Value
                                   --------    --------    ---------    --------    --------    -------
                                                           (Dollars in Thousands)

Debt securities:
  Federal agency obligations         $  -        14,969       1,997        2,000      18,966     18,242

  Mortgage-backed securities          290         4,504       3,980       56,524      65,298     61,689

  State, county and municipal
   securities                           -           904      16,933       27,091      44,928     41,329

  Trust preferred securities            -             -           -       24,587      24,587     23,196

  Asset-backed SLMA's                   -             -       4,973        6,595      11,568     11,370

Other                                   -             -           -        1,617       1,617      1,438
                                     ------------------------------------------------------------------

Total debt and other securities      $290        20,377      27,883      118,414     166,964    157,264
                                     ==================================================================

Weighted average yield(1)            5.92%         6.13%       6.16%        6.78%       6.59%
                                     =======================================================

--------------------
<F1>  Weighted average yield is presented for debt securities only on a fully taxable equivalent basis using the Company's federal statutory tax rate of 34%.

Sources of Funds

General. FFY Bank's primary sources of funds are deposits, proceeds from principal and interest payments on loans, maturities, sales and principal receipts of securities, borrowings, repurchase agreements and operations. FFY Bank also has access to advances from the Federal Home Loan Bank (FHLB) of Cincinnati. Contractual loan payments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general market interest rates and economic conditions. Borrowings may be used on a short-term basis for liquidity purposes or on a long-term basis to fund asset growth. The Company utilizes advances from the FHLB of Cincinnati as a source for borrowings. Refer to
Note 7 of the Notes to Consolidated Financial Statements in the Annual Report to Stockholders included as Exhibit 13 herein for a detail of advances from the FHLB of Cincinnati.

Deposits. FFY Bank offers a variety of deposit accounts having a range of interest rates and terms. FFY Bank's deposits consist of passbook and statement savings accounts, NOW and demand accounts (including business checking and non-interest bearing checking accounts), money market and certificate accounts. FFY Bank relies primarily on advertising, competitive pricing policies, promotions and customer service to attract and retain these deposits. Management believes FFY Bank is competitive in the types of accounts and interest rates it has offered on its deposit products. Management regularly evaluates the internal cost of funds, surveys rates offered by FFY Bank's competitors, reviews the Company's cash flow requirements for lending and liquidity and executes rate changes when necessary as part of its asset/liability management, profitability and growth objectives. FFY Bank generally solicits deposits from its market area.

The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by FFY Bank for the dates indicated and the rates as of June 30, 2000. See Note 5 of the Notes to Consolidated Financial Statements in the Annual Report to Stockholders included as Exhibit 13 herein for weighted average nominal rates.


                                                                   June 30,
                                     --------------------------------------------------------------------
                                             2000                    1999                    1998
                                     --------------------    --------------------    --------------------
                                                 Percent                 Percent                 Percent
                                      Amount     of Total     Amount     of Total     Amount     of Total
                                     --------    --------    --------    --------    --------    --------
                                                            (Dollars in Thousands)

Transaction and Savings Deposits:
---------------------------------
Passbook and statement savings
 accounts 2.25%                      $ 82,610     18.52%     $ 92,719     20.27%     $ 93,276     21.01%
NOW and demand
 accounts 0.00% - 1.74%                38,732      8.68%       36,678      8.02%       34,382      7.74%
Money market
 accounts 0.00% - 5.27%                47,137     10.57%       39,448      8.63%       28,059      6.32%
                                     ------------------------------------------------------------------

Total non-certificates                168,479     37.77%      168,845     36.92%      155,717     35.07%
                                     ------------------------------------------------------------------

Total Certificates:
-------------------
  3.00% - 3.99%                           121      0.03%       22,172      4.85%            -         -
  4.00% - 4.99%                        51,125     11.46%       44,801      9.79%       29,484      6.64%
  5.00% - 5.99%                       106,361     23.85%      144,646     31.63%      141,125     31.78%
  6.00% - 6.99%                        95,383     21.38%       69,209     15.13%      109,895     24.75%
  7.00% - 7.99%                        24,580      5.51%        7,670      1.68%        7,796      1.76%
                                     ------------------------------------------------------------------

Total certificates                    277,570     62.23%      288,498     63.08%      288,300     64.93%
                                     ------------------------------------------------------------------

Total deposits                       $446,049    100.00%     $457,343    100.00%     $444,017    100.00%
                                     ==================================================================


The following table sets forth the savings flows at FFY Bank during the periods indicated.


                                           Year Ended June 30,
                                     --------------------------------
                                       2000         1999        1998
                                     --------     --------    -------
                                          (Dollars in Thousands)

      Opening balance                $457,343     444,017     450,224
      Net withdrawals                 (30,558)     (5,859)    (27,340)
      Interest credited                19,264      19,185      21,133
                                     --------------------------------

      Ending balance                  446,049     457,343     444,017
                                     ================================

      Net increase (decrease)        $(11,294)     13,326      (6,207)
                                     ================================

      Percent increase (decrease)       -2.47%       3.00%      -1.38%
                                     ================================

The following table shows rate and maturity information for FFY Bank's certificates of deposit as of June 30, 2000.


                               0.00% -    4.00% -    5.00% -    6.00% -    7.00% -                Percent
                               3.99%      4.99%      5.99%      6.99%      7.99%       Total      of Total
                               -------    -------    -------    -------    -------    -------     --------
                                                          (Dollars in Thousands)

Certificate accounts maturing
in quarter ending:
------------------
September 30, 2000             $  2       20,444      24,816     7,839          -      53,101      19.2%
December 31, 2000               117       10,666       8,743    18,995          -      38,521      13.9%
March 31, 2001                    -        3,787      29,086    14,048          -      46,921      16.9%
June 30, 2001                     -        5,601      14,424    12,435        114      32,574      11.7%
September 30, 2001                -        2,332       4,517     8,620      9,000      24,469       8.8%
December 31, 2001                 -        1,435       1,136     4,169        955       7,695       2.8%
March 31, 2002                    2        1,904       1,033     6,039          -       8,978       3.2%
June 30, 2002                     -        1,260       1,341     6,184        561       9,346       3.4%
September 30, 2002                -          767       2,213     3,948        125       7,053       2.5%
December 31, 2002                 -            -       1,753     2,291         96       4,140       1.5%
March 31, 2003                    -           71       3,534       425      1,099       5,129       1.8%
June 30, 2003                     -            2       2,301       504        356       3,163       1.1%
September 30, 2003                -           32       1,675        55          -       1,762       0.6%
Thereafter                        -        2,824       9,789     9,831     12,274      34,718      12.6%
                               ------------------------------------------------------------------------

  Total                        $121       51,125     106,361    95,383     24,580     277,570     100.0%
                               ========================================================================

  Percent of total              0.0%        18.4%       38.3%     34.4%       8.9%      100.0%
                               ========================================================================

The following table indicates the amount of FFY Bank's certificates of deposit by time remaining until maturity as of June 30, 2000.


                                                               Maturity
                                              ------------------------------------------
                                                           Over      Over
                                              3 Months    3 to 6    6 to 12    Over
                                               or Less    Months    Months     12 months     Total
                                              --------    ------    -------    ---------    -------
                                                              (Dollars in Thousands)

Certificates of deposit less than $100,000    $39,998     20,581    63,906       85,640     210,125

Certificates of deposit greater than
 or equal to $100,000                          13,103     17,940    15,589       20,813      67,445
                                              -----------------------------------------------------

Total certificates of deposit                 $53,101     38,521    79,495      106,453     277,570
                                              =====================================================

Subsidiary and Other Activities

FFY Bank and FFY Holdings, Inc. are wholly-owned subsidiaries of FFY. FFY Bank has one wholly-owned subsidiary - Ardent Service Corporation, which was formed on July 16, 1997 for the purpose of being a 50% owner of Hedgerows Development, Ltd., a limited liability company formed for the purpose of constructing, marketing and selling residential condominium units. FFY Holdings, Inc. has a one-third interest in Coldwell Banker FFY Real Estate (CBFFY) and a 100% interest in FFY Insurance Agency, Ltd. FFY Holdings acquired the minority interest in FFY Insurance in May 2000. CBFFY offers real estate services and FFY Insurance offers property and casualty insurance.

Competition

The Company's primary business, through FFY Bank, of originating loans and attracting deposits is highly competitive. FFY Bank competes actively with other savings and loan associations, national and state banks, credit unions, mortgage bankers and other financial service entities. The primary factors in competing for loans are interest rates, loan fees, timing and quality of service. The primary factors in competing for deposits are interest rates, customer service and convenience of office locations.

Employees

At July 31, 2000 FFY Bank had a total of 219 employees, including 65 part-time employees. FFY Bank's employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

Regulation

General. FFY Bank is a federally chartered savings bank, the deposits of which are federally insured and backed by the full faith and credit of the United States Government. Accordingly, FFY Bank is subject to broad federal regulation and oversight extending to all of its operations. FFY Bank is a member of the Federal Home Loan Bank of Cincinnati and is subject to certain limited regulation by the Board of Governors of the Federal Reserve System (Federal Reserve Board). FFY Bank is a member of the Savings Association Insurance Fund (SAIF) and the deposits of FFY Bank are insured by the FDIC. As a result, the FDIC has certain regulatory and examination authority over FFY Bank. Certain of these regulatory requirements and restrictions are discussed below or elsewhere in this document.

FFY, as a savings and loan holding company within the meaning of the Home Owners Loan Act (HOLA), is subject to OTS regulations, examinations, supervision and reporting requirements. As a subsidiary of a savings and loan holding company, FFY Bank is subject to certain restrictions in its dealings with FFY.

Insurance of Accounts and Regulation by the FDIC. FFY Bank is a member of the SAIF, which is administered by the FDIC. Deposits are insured up to applicable limits under the SAIF of the FDIC. The FDIC regulations assign institutions to a particular capital group based on the level of an institution's capital - "well capitalized", "adequately capitalized" or "undercapitalized". These three groups are then divided into three subgroups reflecting varying levels of supervisory concern, from those institutions considered to be healthy to those which are considered to be of substantial supervisory concern. The result is nine assessment risk classifications, with well capitalized, financially sound institutions paying lower rates than are paid by undercapitalized institutions likely to pose a risk of loss to the insurance fund absent corrective actions.

Regulatory Capital Requirements. Federally insured savings associations, such as FFY Bank, are required to maintain a minimum level of regulatory capital. Failure to meet minimum capital requirements can initiate certain mandatory and possible discretionary actions by regulators, which could have a direct material effect on FFY Bank's statement of condition and results of operations.

FFY Bank's capital requirements include tangible capital, core capital and total risk-based capital. Under the tangible capital requirement, a savings association must maintain tangible capital in an amount equal to at least 1.5% of adjusted total assets. At June 30, 2000, FFY Bank had tangible capital of $49.3 million, or 7.4% of adjusted total assets. Under the core capital requirement, a savings association must maintain core capital in an amount equal to at least 3.0% of adjusted total assets. At June 30, 2000, FFY Bank had core capital of $55.4 million, or 8.3% of adjusted total assets. Under the total risk-based capital requirement, a savings association must maintain core capital equal to at least 4.0% of risk-weighted assets and total capital equal to at least 8.0% of risk-weighted assets. At June 30, 2000, FFY Bank had total risk-based capital of $57.9 million, or 12.7% of risk-weighted assets. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, are multiplied by a risk weight ranging from 0% to 100% based on the risk inherent in the type of asset. Refer to Note 8 of the Notes to Consolidated Financial Statements in the Annual Report to Stockholders included as
Exhibit 13 herein regarding compliance with regulatory capital requirements.

The OTS has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled institutions. At each successively lower defined capital category, an institution is subject to more restrictive and numerous mandatory or discretionary regulatory actions or limits, and the OTS has less flexibility in determining how to resolve the problems of the institution. Under the regulations, an institution shall be deemed to be (i) "well capitalized" if it has total risk-based capital ratio of 10.0% or more, a Tier-1 risk-based capital ratio of 6.0% or more, a Tier-1 leverage capital ratio of 5.0% or more and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure; (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier-1 risk-based capital ratio of 4.0% or more, a Tier-1 leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized"; (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier-1 risk-based capital ratio that is less than 4.0% or a Tier-1 leverage capital ratio that is less than 4.0% (3.0% under certain circumstances); (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier-1 risk-based capital ratio that is less than 3.0% or a Tier-1 leverage capital ratio that is less than 3.0%, and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Regulations also specify circumstances under which a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category. An institution that is significantly undercapitalized may not be reclassified as critically undercapitalized. As of June 30, 2000, FFY Bank believes it qualifies as a "well capitalized" institution under the prompt corrective action rules.

Limitations on Dividends and Other Capital Distributions. OTS regulations impose various restrictions on savings institutions with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital accounts.

Generally, savings institutions, such as FFY Bank, that before and after the proposed distribution remain well-capitalized, may make capital distributions during any calendar year equal to the greater of 100% of net income for the year-to-date plus retained net income for the two preceding years. However, an institution deemed to be in need of more than normal supervision by the OTS may have its dividend authority restricted by the OTS. FFY Bank may pay dividends in accordance with this general authority.

Savings institutions proposing to make any capital distribution need not submit written notice to the OTS prior to such distribution unless they are a subsidiary of a holding company or would not remain well-capitalized following the distribution. The OTS may object to the distribution during the 30-day notice period based on safety and soundness concerns. Savings institutions that do not, or would not meet their current minimum capital requirements following a proposed capital distribution or propose to exceed these net income limitations must obtain OTS approval prior to making such distribution.

Liquidity. Refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Cash Flows" contained in the Annual Report to Stockholders included as Exhibit 13 herein.

Qualified Thrift Lender Test. In order for FFY Bank to exercise the powers granted to SAIF-insured institutions and maintain full access to FHLB advances, it must qualify as a qualified thrift lender (QTL). Under the HOLA and OTS regulations, a savings institution is required to maintain a level of qualified thrift investments equal to at least 65% of its portfolio assets (as defined by statute) on a monthly basis for nine out of every 12 months per calendar year. Qualified thrift investments for purposes of the QTL test consist primarily of residential mortgages and related investments. As of June 30, 2000, FFY Bank met the QTL test and has always met the test since its effectiveness. At June 30, 2000, FFY Bank's QTL percentage was 85.4%.

Community Reinvestment Act. Under the Community Reinvestment Act (CRA), every FDIC-insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with the examination of FFY Bank, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by FFY Bank. An unsatisfactory rating may be used as the basis for the denial of an application by the OTS. FFY Bank was examined for CRA compliance in April 2000 and received a rating of "satisfactory".

Holding Company Regulation. As a unitary savings and loan holding company, FFY generally is not subject to activity restrictions. If FFY acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of FFY and any of its subsidiaries (other than FFY Bank or any other SAIF-insured savings association) would become subject to such restrictions, which generally limit activities to those related to controlling a savings association, unless such other associations each qualify as a QTL and were acquired in a supervisory acquisition.

If FFY Bank fails the QTL test, FFY must obtain the approval of the OTS prior to continuing after such failure, directly or through its other subsidiaries, any business activity other than those approved for multiple savings and loan holding companies or their subsidiaries. In addition, within one year of such failure, FFY must register as, and will become subject to, the restrictions applicable to bank holding companies. The activities authorized for a bank holding company are more limited than are the activities authorized for a unitary or multiple savings and loan holding company. See "- Qualified Thrift Lender Test."

Federal Securities Law. The Common Stock of the Company is registered with the SEC under the Securities Exchange Act of 1934, as amended (Exchange
Act). The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the Exchange Act and the rules and regulations of the SEC thereunder.

Federal Home Loan Bank System. FFY Bank is a member of the FHLB of Cincinnati, which is one of 12 regional FHLBs, that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB. These policies and procedures are subject to the regulation and oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB.

As a member, FFY Bank is required to purchase and maintain stock in the FHLB of Cincinnati. At June 30, 2000, FFY Bank had $5.2 million in FHLB stock which was in compliance with this requirement. In past years, FFY Bank has received substantial dividends on its FHLB stock. For the year ended June 30, 2000, dividends paid by the FHLB of Cincinnati to FFY Bank totaled $363,000 which represented a $29,000 increase from the amount of dividends received in fiscal year 1999.

Under federal law the FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to low- and moderately priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have affected adversely the level of FHLB dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of FHLB stock in the future. A reduction in value of FFY Bank's FHLB stock may result in a corresponding reduction in FFY Bank's capital.

Federal Taxation. The following discussion of tax matters is intended to be a summary of the material tax rules applicable to the Company and does not purport to be a comprehensive description of all applicable tax rules.

Certain 1996 tax legislation significantly affected thrift institutions such as FFY Bank regarding bad debt provisions. Large thrifts, such as FFY Bank, were required to switch to the specific charge-off method of Section 166 while small thrifts switched to the reserve method of Section 585 (the method used by small commercial banks). For FFY Bank and other large thrifts, charge-offs are deducted and recoveries are taken into taxable income as incurred. The legislation eliminated the percentage of taxable income method for computing additions to the thrift tax bad debt reserves for tax years beginning after December 31, 1995 which affected FFY Bank beginning in fiscal year ended June 30, 1997. The legislation also required that thrift institutions such as FFY Bank recapture all or a portion of their tax bad debt reserves added since the base year. For FFY Bank, the base year is June 30, 1988 and the tax bad debt reserves added since that date were $3.4 million. Beginning in fiscal year 1997, FFY Bank was required to recapture the $3.4 million ratably over a six year period. However, FFY Bank qualified for a two year postponement due to meeting a minimum mortgage lending requirement. Recapture began in fiscal year 1999. As FFY Bank has previously provided deferred taxes on the recapture amounts, no additional financial statement tax expense will result from the recapture.

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

Under section 593(e), earnings appropriated for bad debt reserves and deducted for federal income tax purposes cannot be used by FFY Bank to pay cash dividends or distributions to the Company without FFY Bank including the amount in taxable income, together with an amount deemed necessary to pay the resulting income tax. Thus, any dividends to the Company that would reduce amounts appropriated to FFY Bank's bad debt reserves and deducted for federal income tax purposes could create a tax liability for FFY Bank. FFY Bank does not intend to pay dividends that would result in a recapture of its bad debt reserves.

In addition to the regular income tax, corporations, including savings associations such as FFY Bank, generally are subject to a minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on alternative minimum taxable income, which is the sum of a corporation's regular taxable income (with certain adjustments) and tax preference items, less any available exemption. Net operating losses can offset no more than 90% of alternative minimum taxable income. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax.

The Company files a consolidated federal income tax return on a fiscal year basis using the accrual method. FFY Bank has been audited by the Internal Revenue Service with respect to federal income tax returns through tax year 1991 and has federal income tax returns which are open and subject to audit for the tax years 1997 through 1999. With respect to years examined by the IRS, all deficiencies have been satisfied. In the opinion of management, any examination of still open returns would not result in a deficiency which could have a material adverse effect on the financial condition of the Company.

For additional information regarding federal taxation, see Note 9 of the Notes to the Consolidated Financial Statements in the Annual Report to Stockholders included as Exhibit 13 herein.

Ohio Taxation. As a federally chartered savings bank, FFY Bank is subject to an Ohio franchise tax based on its net worth plus certain reserve amounts. Total net worth for this purpose is reduced by certain exempted assets. The resultant net worth was taxed at a rate of 1.3% for the 2000 return, which was based on net worth as of June 30, 1999. FFY Bank's state franchise tax returns are open and subject to audit for the years 1997 through 2000.

FFY is subject to the Ohio franchise tax on regular corporations. For its 2000 Ohio franchise tax return, FFY has elected to be taxed as a qualifying holding company since it met certain requirements. A qualifying holding company is exempt from the net worth basis of Ohio franchise tax and is subject to tax on the net income basis. The rates imposed on FFY's 2000 Ohio franchise tax return were 5.1% on the first $50,000 of Ohio taxable income and 8.5% of Ohio taxable income in excess of $50,000. A special litter tax is also applicable to corporations, such as FFY, paying tax on the net income basis. The litter tax is equal to 0.11% of the first $50,000 of Ohio taxable income and 0.22% of Ohio taxable income in excess of $50,000. FFY's state franchise tax returns are open and subject to audit for the years 1997 through 2000.

Delaware Taxation. As a Delaware holding company, FFY is exempted from Delaware corporate income tax but is required to file an annual report with and pay an annual fee to the State of Delaware. FFY is also subject to an annual franchise tax imposed by the State of Delaware.

Executive Officers of the Company, FFY Bank and FFY Holdings, Inc.

The following table sets forth certain information regarding executive officers of FFY, FFY Bank and FFY Holdings, Inc. at June 30, 2000 who are not also directors.


                          Age at        Positions Held with FFY, FFY Bank
        Name           June 30, 2000         and FFY Holdings, Inc.
        ----           -------------    ---------------------------------

Therese Ann Liutkus          41         Treasurer and CFO of FFY and FFY
                                        Bank; Treasurer of FFY Holdings, Inc.

David S. Hinkle              42         Vice President of FFY Bank

Mark S. Makoski              50         Vice President of FFY Bank

J. Craig Carr                52         Vice President, General Counsel
                                        and Secretary of FFY and FFY Bank;
                                        Vice President and Secretary of
                                        FFY Holdings, Inc.

The business experience of the executive officers who are not also not directors is set forth below.

Therese Ann Liutkus - Ms. Liutkus has served as Treasurer of FFY and FFY Bank since January 1996 and March 1996, respectively, as well as Chief Financial Officer of FFY and FFY Bank since October 1996. Ms. Liutkus has also served as Treasurer of FFY Holdings, Inc. since September 1997. Ms. Liutkus is responsible for the activities of the securities portfolios and oversees the accounting functions. After joining FFY Bank in 1986, Ms. Liutkus served as FFY Bank's Internal Auditor through 1989, and served as Accounting Manager of FFY Bank from 1990 to 1995. She earned a BBA degree in accounting from Cleveland State University and is a Certified Public Accountant and member of both the American Institute of CPAs and Ohio Society of CPAs.

David S. Hinkle - Mr. Hinkle has served as Vice President of FFY Bank since January 1996. Mr. Hinkle is responsible for overall FFY Bank operations including information systems, check processing, facilities management, purchasing and courier services. He began his career with FFY Bank in 1979 as a member of the data processing department and was appointed an Assistant Treasurer in 1982. He earned a Bachelor of Science degree in Management in 1981 from Youngstown State University.

Mark S. Makoski - Mr. Makoski has served as Vice President of FFY Bank since January 1996. Mr. Makoski is responsible for marketing, sales and deposits of FFY Bank. He has served in various capacities since joining FFY Bank in 1982, including Internal Auditor from 1982 through 1986, Assistant Treasurer from 1987 through 1991 and Assistant Vice President from 1992 through 1995. He earned a Bachelor of Science degree in Business Administration from Milligan College in Tennessee. Mr. Makoski is a member of the Canfield Fair Board, Mahoning County Securities Officers Group and Youngstown-Warren Area Chamber of Commerce.

J. Craig Carr - Mr. Carr has served as Secretary of FFY and FFY Bank since January 1999, Vice President of FFY and FFY Bank since July 1997, Assistant Vice President of FFY Bank from 1991 to June 1997 and General Counsel since joining FFY Bank in 1974. Mr. Carr has also served as Vice President and Secretary of FFY Holdings, Inc. and Ardent Service Corp. since September 1997. Mr. Carr conducts the general legal work of FFY Bank, supervises the in-house title department and advises and counsels all officers and departments. He earned a Bachelor of Arts degree in Political Science from Miami University of Ohio and Juris Doctor Degree from Ohio State University College of Law. Mr. Carr is a member of the Ohio State and Mahoning County Bar Associations.

Item 2. Properties

At June 30, 2000, FFY Bank owned its main office building and five of its branch office buildings. The remaining eight branch office buildings, including three limited service facilities, were leased. As of June 30, 2000, the net book value of FFY Bank's investment in premises, equipment and leaseholds, excluding computer equipment and software, was approximately $6.2 million.

The Company's accounting and record keeping activities are maintained on an in-house data processing system. The Company owns data processing equipment it uses for its internal processing needs. The net book value of such data processing equipment and related software was $1.0 million at June 30, 2000.

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

Item 4. Submission of Matters to a Vote of Security Holders
No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended June 30, 2000.

                                   PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

The information under the caption "Market Prices and Dividends Declared" on page 18 of the 2000 Annual Report to Stockholders which is attached hereto as Exhibit 13 is herein incorporated by reference.

Item 6.  Selected Financial Data

Pages 4 through 6 of the 2000 Annual Report to Stockholders which is attached hereto as Exhibit 13 are herein incorporated by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Pages 7 through 19 of the 2000 Annual Report to Stockholders which is attached hereto as Exhibit 13 are herein incorporated by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Pages 15 and 16 of the 2000 Annual Report to Stockholders which is attached hereto as Exhibit 13 are herein incorporated by reference.

Item 8.  Financial Statements and Supplementary Data

Pages 20 through 41 of the 2000 Annual Report to Stockholders which is attached hereto as Exhibit 13 are herein incorporated by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

                                  PART III

Item 10. Directors and Executive Officers of the Registrant

Executive Officers of FFY, FFY Bank and FFY Holdings, Inc.

Information regarding the executive officers of FFY, FFY Bank and FFY Holdings, Inc. who are not directors is contained in Part I of this Form 10-K and incorporated herein by reference.

Directors of FFY, FFY Bank and FFY Holdings, Inc.

Information concerning Directors of FFY, FFY Bank and FFY Holdings, Inc. is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2000, a copy of which has been filed with the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

Information concerning compliance with the reporting requirements of Section 16(a) of the Securities and Exchange Act of 1934 by the Company's directors, officers and greater than 10% beneficial owners is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held in 2000, a copy of which has been filed with the Securities and Exchange Commission.

Under the federal securities laws, Company directors, certain officers and 10% shareholders are required to report to the Securities and Exchange Commission, by specific due dates, transactions and holdings in the Company stock. The Company believes that during fiscal year 2000, all of these filing requirements were satisfied.

Item 11. Executive Compensation

Information concerning executive compensation is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2000, a copy of which has been filed with the Securities and Exchange Commission.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2000, a copy of which has been filed with the Securities and Exchange Commission.

Item 13. Certain Relationships and Related Transactions

Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2000, a copy of which has been filed with the Securities and Exchange Commission.

                                   PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) (1) Financial Statements

The following information appearing in the Company's Annual Report to Stockholders for the year ended June 30, 2000, is incorporated by reference in this Annual Report on Form 10-K as Exhibit 13.


                                                              Pages in
Annual Report Section                                      Annual Report
---------------------                                      -------------

Selected Financial Data and Other Data                        4 - 6

Management's Discussion and Analysis of Financial
 Condition and Results of Operations                          7 - 19

Common Stock and Related Information                          18

Consolidated Statements of Financial Condition as of
 June 30, 2000 and 1999                                       20

Consolidated Statements of Income for Years Ended
 June 30, 2000, 1999 and 1998                                 21

Consolidated Statements of Changes in Stockholders'
 Equity for Years Ended June 30, 2000, 1999 and 1998          22 - 23

Consolidated Statements of Cash Flows for Years Ended
 June 30, 2000, 1999 and 1998                                 24

Notes to Consolidated Financial Statements                    25 - 40

Independent Auditors' Report                                  41

With the exception of the aforementioned information, the Company's Annual Report to Stockholders for the year ended June 30, 2000 is not deemed filed as part of this Annual Report on Form 10-K.

(a) (2) Financial Statement Schedules

All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Consolidated Financial Statements.

(a) (3) Exhibits


                                                                       Reference to
                                                                       Prior Filing
                                                                        or Exhibit
Regulation                                                                Number
S-K Exhibit                                                              Attached
  Number                  Document                                        Herein
-----------               --------                                     ------------

     2         Plan of acquisition, reorganization,
                arrangement, liquidation or succession                      *
     3(i)      Articles of Incorporation                                    **
     3(ii)     By-Laws                                                      **
     4         Instruments defining the rights of security holders,
                including indentures                                        **
     9         Voting trust agreement                                      None
    10         Material contracts
                Executive Compensation Plans and Arrangements               **
                Employment Contracts                                       10.1
                Recognition and Retention Plan and Trust
                 Stock Option and Incentive Plan                           10.2
    11         Statement re: computation of per share earnings             None
    12         Statement re: computation of ratios                     Not required
    13         Annual Report to security holders                            13
    16         Letter re: change in certifying accountant                  None
    18         Letter re: change in accounting principles                  None
    21         Subsidiaries of registrant                                   21
    22         Published report regarding matters submitted to vote
                of security holders                                        None
    23         Consents of experts and counsel                              23
    24         Power of attorney                                       Not required
    27         Financial Data Schedule                                      27
    99         Additional Exhibits - predecessor accountants'
                independent auditors' report                               None

--------------------
* Filed as an exhibit to the Corporation's Current Report on Form 8-K dated May 23, 2000 , and incorporated herein by reference in accordance with Item 601 of Regulation S-K.
** Filed as exhibits to the Corporation's Form S-1 registration statement filed on March 12, 1993 (File No. 33-59482) pursuant to
      Section 5 of the Securities Act of 1933, as amended. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

(b) Reports on Form 8-K

During the quarter ended on June 30, 2000, the Company filed the following reports on Form 8-K:

      On April 18, 2000, the Company announced third quarter earnings and the regular quarterly dividend.

      On May 23, 2000, the Company announced that it entered into a definitive merger agreement with First Place Financial Corp. to combine in a merger of equals.


                                 SIGNATURES


Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       FFY Financial Corp.

                                       By:  /s/ Jeffrey L. Francis
                                            ------------------------------
                                            Jeffrey L. Francis, President and
                                            Chief Executive Officer
                                            (Duly Authorized Representative)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


/s/ Jeffrey L. Francis                         /s/ Therese Ann Liutkus
-----------------------------                  -----------------------------------
Jeffrey L. Francis, President,                 Therese Ann Liutkus, Treasurer and CFO
Chief Executive Officer and Director           (Principal Financial and Accounting Officer)
(Principal Executive and Operating Officer)    Date: September 13, 2000
Date: September 13, 2000


/s/ Randy Shaffer                              /s/ W. Terry Patrick
-----------------------------                  -----------------------------------
Randy Shaffer, Vice President and              W. Terry Patrick, Chairman of the Board
Director                                       and Director
Date: September 13, 2000                       Date: September 13, 2000


/s/ A. Gary Bitonte                            /s/ Marie Izzo Cartwright
-----------------------------                  -----------------------------------
A. Gary Bitonte, Director                      Marie Izzo Cartwright, Director
Date: September 13, 2000                       Date: September 13, 2000


/s/ Samuel A. Roth                             /s/ William A. Russell
-----------------------------                  -----------------------------------
Samuel A. Roth, Director                       William A. Russell, Director
Date: September 13, 2000                       Date: September 13, 2000


/s/ Ronald P. Volpe                            /s/ Robert L. Wagmiller
-----------------------------                  -----------------------------------
Ronald P. Volpe, Director                      Robert L. Wagmiller, Director
Date: September 13, 2000                       Date: September 13, 2000