Form 10-Q
period 2000-09-30
FFY FINANCIAL CORP
filed 2000-11-13
CIK 898757

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                  FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2000

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            CLASS                   SHARES OUTSTANDING AT OCTOBER 27, 2000
            -----                   --------------------------------------
common stock, $.01 par value                      6,621,913


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


PART I:  FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS

FFY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(unaudited)

                                                   September 30,       June 30,
                                                       2000              2000
                                                   -------------       --------

Assets
  Cash                                             $  4,944,064      $  4,543,181
  Interest-bearing deposits                           6,374,706         6,489,636
                                                   ------------------------------
       TOTAL CASH AND CASH EQUIVALENTS               11,318,770        11,032,817

  Securities available for sale                     158,422,417       158,136,350
  Loans receivable                                  492,509,792       484,516,963
  Loans available for sale                              354,275           170,800
  Interest and dividends receivable on securities     1,848,583         1,675,487
  Interest receivable on loans                        3,090,150         2,920,810
  Federal Home Loan Bank stock, at cost               5,465,400         5,192,800
  Office properties and equipment, net                7,079,152         7,172,439
  Other assets                                        3,948,886         3,656,928
                                                   ------------------------------
      TOTAL ASSETS                                 $684,037,425      $674,475,394
                                                   ==============================

Liabilities and Stockholders' Equity
  Liabilities:
    Deposits                                       $439,366,391      $446,048,790
    Securities sold under agreements to
     repurchase:
      Short-term                                      7,907,312         6,937,905
      Long-term                                      51,300,000        51,300,000
    Borrowed funds:
      Short-term                                     28,002,400        17,500,000
      Long-term                                      79,280,000        79,280,000
    Advance payments by borrowers for taxes
     and insurance                                    1,084,078         2,347,744
    Other payables and accrued expenses              10,350,904         5,865,465
                                                   ------------------------------
      TOTAL LIABILITIES                             617,291,085       609,279,904

  Commitments and contingencies

  Stockholders' equity:
    Preferred stock, $.01 par value:
      Authorized 5,000,000 shares; none
       outstanding                                            -                 -
    Common stock, $.01 par value:
      Authorized 15,000,000 shares; issued
       7,589,366 shares, outstanding 6,621,913
       shares at September 30, 2000 and
       6,720,115 shares at June 30, 2000                 75,894            75,894
    Additional paid-in capital                       38,579,010        38,456,297
    Retained earnings, substantially restricted      51,197,641        50,500,226
    Treasury stock, at cost, 967,453 shares at
     September 30, 2000 and 869,251 shares at
     June 30, 2000                                  (16,068,892)      (14,865,169)
    Accumulated other comprehensive loss             (4,569,761)       (6,415,886)
    Common stock purchased by:
      Employee Stock Ownership and 401(k) Plan       (2,185,762)       (2,274,082)
      Recognition and Retention Plans                  (281,790)         (281,790)
                                                   ------------------------------
      TOTAL STOCKHOLDERS' EQUITY                     66,746,340        65,195,490
                                                   ------------------------------

      TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY                        $684,037,425      $674,475,394
                                                   ==============================

See accompanying notes to consolidated financial statements


PART I:  FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS

FFY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

                                                          Three months ended
                                                             September 30,
                                                         ---------------------
                                                         2000             1999
                                                         ----             ----

Interest Income
  Loans                                              $10,309,397      $ 9,526,048
  Securities available for sale                        2,513,722        2,769,955
  Federal Home Loan Bank stock                           100,567           90,010
  Other interest-earning assets                            3,301           19,514
                                                     ----------------------------

      TOTAL INTEREST INCOME                           12,926,987       12,405,527
                                                     ----------------------------

Interest Expense
  Deposits                                             5,164,947        4,861,712
  Securities sold under agreements to repurchase:
    Short-term                                           127,539           88,045
    Long-term                                            890,110          747,192
  Borrowed funds:
    Short-term                                           391,152          328,287
    Long-term                                          1,308,891          787,807
                                                     ----------------------------

      TOTAL INTEREST EXPENSE                           7,882,639        6,813,043

      NET INTEREST INCOME                              5,044,348        5,592,484
  Provision for loan losses                              201,677          101,062
                                                     ----------------------------

      NET INTEREST INCOME AFTER
       PROVISION FOR LOAN LOSSES                       4,842,671        5,491,422
                                                     ----------------------------

Non-Interest Income
  Service charges                                        324,557          255,161
  Gain on sale of securities available for sale                -            1,309
  Gain on sale of loans                                  110,912           59,791
  Other                                                  306,430          150,351
                                                     ----------------------------

      TOTAL NON-INTEREST INCOME                          741,899          466,612
                                                     ----------------------------

Non-Interest Expense
  Salaries and employee benefits                       1,770,190        1,656,457
  Net occupancy and equipment                            500,623          515,550
  Insurance and bonding                                   72,750          115,891
  State and local taxes                                  216,989          250,208
  Other                                                  897,745          797,367
                                                     ----------------------------

      TOTAL NON-INTEREST EXPENSE                       3,458,297        3,335,473
                                                     ----------------------------

      INCOME BEFORE INCOME TAXES
       AND MINORITY INTEREST                           2,126,273        2,622,561

Income taxes                                             646,000          781,000
Minority interest in loss of consolidated
 subsidiaries                                               (290)          (1,857)
                                                     ----------------------------

      NET INCOME                                     $ 1,480,563      $ 1,843,418
                                                     ============================

      BASIC EARNINGS PER SHARE                       $      0.24      $      0.28
                                                     ============================

      DILUTED EARNINGS PER SHARE                     $      0.23      $      0.27
                                                     ============================
      CASH DIVIDENDS DECLARED PER SHARE              $     0.125      $     0.125
                                                     ============================

See accompanying notes to consolidated financial statements


PART I:  FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS

FFY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(unaudited)

                                                         Three months ended
                                                            September 30,
                                                        ---------------------
                                                        2000             1999
                                                        ----             ----

Balance at July 1                                   $65,195,490      $70,116,525

Comprehensive income:

  Net income                                          1,480,563        1,843,418

  Change in unrealized holding loss on
   securities available for sale, net of
   reclassification adjustment and tax effect         1,846,125       (1,833,391)
                                                    ----------------------------

      Comprehensive income                            3,326,688           10,027

Dividends paid, $.125 and $.1125 per share,
 respectively                                          (783,148)        (738,614)

Treasury stock purchased                             (1,207,938)      (3,092,276)

Stock options exercised                                   2,750           35,930

Amortization of KSOP expense                             88,320           92,865

Tax benefit related to exercise of stock options          4,505           34,073

Difference between average fair value
 per share and cost  per share on KSOP
 shares committed to be released                        119,673          252,660
                                                    ----------------------------

Balance at September 30                             $66,746,340      $66,711,190
                                                    ============================

See accompanying notes to consolidated financial statements


PART I:  FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS

FFY FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

                                                                      Three months ended
                                                                         September 30,
                                                                    -----------------------
                                                                    2000               1999
                                                                    ----               ----

NET CASH PROVIDED BY OPERATING ACTIVITIES                       $  4,530,484      $  4,985,879

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturity of securities available for sale            124,124         1,000,000
  Proceeds from sales of securities available for sale                     -        13,820,146
  Purchase of securities available for sale                                -          (556,813)
  Principal receipts on securities available for sale              2,348,554         2,847,645
  Purchase of Federal Home Loan Bank stock                          (177,400)                -
  Net increase in loans                                           (8,330,111)       (6,692,300)
  Purchase of office properties and equipment                       (165,825)         (526,854)
  Other, net                                                         (38,018)           85,253
                                                                ------------------------------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                (6,238,676)       9,977,077
                                                                ------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net decrease in deposits                                         (6,651,486)     (11,513,501)
  Net increase (decrease) short-term securities sold under
   agreements to repurchase                                           969,407           (2,671)
  Net increase in short-term borrowed funds                        10,502,400        2,103,000
  Decrease in advance payments by borrowers for taxes and
   insurance                                                       (1,263,666)      (1,099,886)
  Treasury stock purchases                                         (1,207,938)      (3,092,276)
  Dividends paid                                                     (783,148)        (738,614)
  Proceeds from stock options exercised                                 2,750           35,930
  Other, net                                                          425,826         (540,081)
                                                                ------------------------------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                 1,994,145      (14,848,099)
                                                                ------------------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                             285,953          114,857

CASH AND CASH EQUIVALENTS
  Beginning of period                                              11,032,817       11,472,806
                                                                ------------------------------

  End of period                                                 $ 11,318,770      $ 11,587,663
                                                                ==============================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash payments of interest expense                             $  5,877,428      $  5,292,963
  Loans originated for sale                                       (5,084,170)       (4,014,385)
  Proceeds from sales of loans originated for sale                 5,011,607         4,171,126

See accompanying notes to consolidated financial statements


PART I:  FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS

FFY FINANCIAL CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      (a)   Principles of Consolidation:

      The interim consolidated financial statements of the Company include the accounts of FFY Financial Corp. (FFY) and its wholly-owned subsidiaries FFY Bank (Bank) and FFY Holdings, Inc. The consolidated financial statements also include the accounts of FFY Insurance Agency, Ltd., the insurance affiliate of FFY Holdings, Inc. The accounts of FFY Holdings, Inc.'s real estate affiliate, ColdwellBanker FFY Real Estate, are not consolidated since the Company owns a non-controlling one-third interest. All significant intercompany balances and transactions have been eliminated in consolidation.

      (b)   Basis of Presentation:

      The consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in FFY Financial Corp.'s 2000 Annual Report to Shareholders incorporated by reference into FFY Financial Corp.'s 2000 Annual Report on Form 10-K. The interim consolidated financial statements include all adjustments (consisting of only normal recurring items) which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of operations for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year.

      (c)   Earnings Per Share:

      The computation of basic and diluted earnings per share is shown in the following table.

                                                     Three months ended
                                                        September 30,
                                                    --------------------
                                                    2000            1999
                                                    ----            ----

      Basic earnings per share computation:
        Numerator   - Net income                 $1,480,563      $1,843,418
        Denominator - Weighted average common
                      shares outstanding          6,253,857       6,517,822
      Basic earnings per share                   $     0.24      $     0.28

      Diluted earnings per share computation:
        Numerator   - Net income                 $1,480,563      $1,843,418
        Denominator - Weighted average common
                      shares outstanding          6,253,857       6,517,822
                      Dilutive effect of stock
                      options                       165,911         223,860
                      Weighted average common
                      shares and common stock
                      equivalents                 6,419,768       6,741,682
      Diluted earnings per share                 $     0.23      $     0.27


PART I:  FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS

FFY FINANCIAL CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CON'T)
(unaudited)

(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CON'T)

      (d)   Reclassifications:

      Certain amounts in the prior period consolidated financial statements have been reclassified to conform with the current period's presentation.


(2)   EFFECT OF RECENT FINANCIAL ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, that was subsequently amended by SFAS No. 137, which delayed the original effective date of SFAS No. 133. This Statement standardizes the accounting for derivative contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial condition and measure them at fair value. SFAS No. 137 was effective for the Company on July 1, 2000. Management determined that the Company did not engage in any hedging activities or derivative instruments and therefore, the adoption of SFAS No. 137 had no impact on financial condition or results of operations.

(3)   PENDING MERGER

On May 23, 2000, FFY and First Place Financial Corp. (First Place), the holding company for First Federal Savings and Loan Association of Warren, entered into a definitive agreement (the Merger Agreement) to combine in a merger of equals (the Merger). The Merger Agreement calls for a tax-free exchange of each outstanding share of FFY common stock for 1.075 shares of First Place common stock, with cash paid in lieu of fractional shares. In addition, pursuant to the Merger Agreement, FFY Bank will merge with First Federal Savings and Loan Association of Warren to become First Place Bank.

The Merger will be accounted for as a purchase by First Place and is expected to close in the fourth quarter of calendar year 2000. The Merger Agreement has been approved by the boards of directors of both companies. However, it is subject to certain other conditions, including the approval of the shareholders of both companies and the approval of regulatory authorities.

Included in the Company's results of operations for the three months ended September 30, 2000 were $118,000 in pre-tax expenses for professional fees related to the pending Merger with First Place.


PART I: FINANCIAL INFORMATION
FFY FINANCIAL CORP.
SEPTEMBER 30, 2000

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

The following analysis discusses changes in the Company's financial condition and results of operations at and for the three months ended September 30, 2000.

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


Financial Condition

General. Total assets at September 30, 2000 were $684.0 million compared to $674.5 million at June 30, 2000, an increase of $9.5 million, or 1.4%. The increase in assets was primarily attributable to growth in the loan portfolio. Total liabilities at September 30, 2000 were $617.3 million compared to $609.3 million at June 30, 2000, an increase of $8.0 million, or 1.3%. The increase in liabilities was primarily attributable to increases in borrowed funds and other liabilities partially offset by a decline in deposit accounts. The discussion below provides greater detail regarding significant changes in balance sheet items.

Securities. The Company's securities portfolio totaled $158.4 million at September 30, 2000, which is comparable to $158.1 million at June 30, 2000. A decline in the unrealized loss on securities available for sale totaling $2.8 million for the three-month period, reflecting a decrease in interest rates, was mostly offset by principal receipts on the Company's mortgage-backed securities portfolio totaling $2.4 million.

Loans. Net loans receivable, including loans available for sale, increased $8.2 million, or 1.7%, during the three months ended September 30, 2000, and totaled $492.9 million at September 30, 2000 compared to $484.7 million at June 30, 2000.

First mortgage loans at September 30, 2000 totaled $448.5 million, up from $442.9 million at June 30, 2000, and represented 88.3% of the gross loan portfolio at September 30, 2000. The increase in first mortgage loans was primarily in loans secured by one- to four -family residences and commercial real estate. One- to four -family residential loans totaled $356.6 million, 70.2%, of total gross loans at September 30, 2000, compared to $351.4 million, or 70.2%, of total gross loans at June 30, 2000. The dollar volume increase in one- to four -family loans was the result of retaining newly-originated loans in the Bank's portfolio as opposed to selling them in the secondary market due to current market interest rates. Commercial real estate loans totaled $47.0 million, or 9.3%, of total gross loans at September 30, 2000, compared to $44.6 million, or 8.9%, of total gross loans at June 30, 2000.

Consumer loans at September 30, 2000 totaled $59.5 million, up from $57.4 million at June 30, 2000, and represented 11.7% of the gross loan portfolio at September 30, 2000. The increase in consumer loans was primarily in home equity loans, which totaled $46.9 million, or 9.2%, of total gross loans at September 30, 2000, compared to $44.4 million, or 8.9%, of total gross loans at June 30, 2000.

Loan originations during the three months ended September 30, 2000 totaled $42.9 million, comparable to $42.7 million for the same prior year period. Mortgage loans for the purchase, construction or refinance of one- to four - family homes continued to represent the largest segment of the Bank's loan originations. During the three months ended September 30, 2000, one- to four -family loan originations, including the construction of one- to four - family homes, were $25.3 million, representing 59.1% of total loan originations.

FFY Bank's secondary market mortgage lending operation originates and sells qualifying loans to Fannie Mae. FFY Bank sold 57 loans during the three months ended September 30, 2000, resulting in a pre-tax gain of $111,000. This compares to sales of 48 loans for a pre-tax gain of $60,000 for the three months ended September 30, 1999 - see "Results of Operations - Non-Interest Income", below. Management expects that the secondary market mortgage lending program will continue as long as market conditions allow it to be profitable.

Deposits. Deposits decreased $6.6 million, or 1.5%, during the three months ended September 30, 2000 and totaled $439.4 million at September 30, 2000 compared to $446.0 million at June 30, 2000. Declines in certificate, passbook and NOW accounts of $4.8 million, $3.7 million and $1.1 million, respectively, were partially offset by increases of $2.4 million and $588,000 in money market and other checking accounts, respectively. The net deposit outflow during the three months ended September 30, 2000 was primarily funded with increased borrowings. Although market interest rates slightly declined during the first quarter of fiscal year 2001, the weighted average cost of deposits was 4.73% at September 30, 2000, a 17 basis point increase from 4.56% at June 30, 2000. The level of deposit flows and rates offered during any given period are heavily influenced by factors such as the general level of interest rates and competition, such as competitors' deposit specials, money market mutual funds and other investments.

Repurchase Agreements and Borrowed Funds. Short-term repurchase agreements increased $969,000, or 14.0%, during the three months ended September 30, 2000 and totaled $7.9 million at September 30, 2000 compared to $6.9 million at June 30, 2000. Long-term repurchase agreements remained constant at $51.3 million at both September 30, 2000 and June 30, 2000. The weighted average cost of total repurchase agreements was 6.86% at September 30, 2000 compared to 6.80% at June 30, 2000. Short-term borrowings increased $10.5 million during the three months ended September 30, 2000 and totaled $28.0 million at September 30, 2000 compared to $17.5 million at June 30, 2000. The increase in short-term borrowings was primarily used to fund net deposit outflows and the increase in loans receivable. Long-term borrowed funds remained constant at $79.3 million at both September 30, 2000 and June 30, 2000. The weighted average cost of total borrowings declined from 6.68% at June 30, 2000 to 6.57% at September 30, 2000 due to declining interest rates during the first quarter of fiscal year 2001.

Other Liabilities. Other liabilities increased $4.5 million during the three months ended September 30, 2000 and totaled $10.4 million at September 30, 2000 compared to $5.9 million at June 30, 2000. This increase was primarily attributable to increases in (i) accrued interest payable on deposit accounts since interest on most certificates are paid semi-annually at June 30 and December 31; (ii) accrued and deferred federal income taxes; and (iii) amounts due to the Bank's official check company, which fluctuates daily based on activity.

Stockholders' Equity. Total stockholders' equity increased $1.5 million, or 2.4%, during the three months ended September 30, 2000 and totaled $66.7 million at September 30, 2000 compared to $65.2 million at June 30, 2000. This increase resulted principally from net income for the three months ended September 30, 2000 totaling $1.5 million and an increase in market value of available-for-sale securities, net of tax, totaling $1.8 million. These increases were partially offset by $1.2 million and $783,000 in stock repurchases and dividends paid to stockholders, respectively, during the same three-month period.


Results of Operations

Comparison of the Three Months Ended September 30, 2000 and 1999

General. The Company recorded net income for the three months ended September 30, 2000 of $1.5 million, a decrease of $363,000, or 19.7%, from net income of $1.8 million for the three months ended September 30, 1999. Diluted earnings per share for the three months ended September 30, 2000 were $0.23, a 14.8% decline from diluted earnings per share of $0.27 for the three months ended September 30, 1999. The current period was negatively impacted by merger-related expenses and a valuation allowance, which are explained in greater detail below.

Interest Income. Total interest income for the three months ended September 30, 2000 was $12.9 million, an increase of $521,000, or 4.2% compared to $12.4 million for the three months ended September 30, 1999. Interest income from loans totaled $10.3 million for the three months ended September 30, 2000, an increase of $783,000, or 8.2%, compared to $9.5 million for the three months ended September 30, 1999. The increase in interest from loans was the result of a $32.5 million increase in the average balance of loans outstanding and a 9 basis point increase in yield earned. A $256,000, or 9.3%, decline in interest income from securities partially offset the increase in interest income from loans. The decline in interest income from securities was the result of a $25.4 million decline in the average balance of securities partially offset by a 38 basis point increase in yield earned on the securities portfolio.

Interest Expense. Total interest expense for the three months ended September 30, 2000 was $7.9 million, an increase of $1.1 million, or 15.7% compared to $6.8 million for the three months ended September 30, 1999.
This increase in interest expense was primarily the result of higher market interest rates for the September 2000 quarter as compared to the September 1999 quarter. Additionally, the average balance of repurchase agreements and borrowed funds increased as a result of funds needed to provide for the increase in loans receivable in addition to the decline in deposits from September 30, 1999 to September 30, 2000.

Interest expense from deposit accounts totaled $5.2 million, an increase of $303,000, or 6.2%, compared to $4.9 million for the three months ended September 30, 1999. The increased interest expense from deposit accounts was primarily due to a 41 basis point increase in rate paid on deposits, which was partially offset by a $13.7 million decline in average deposit balances. Interest expense from long-term repurchase agreements totaled $890,000 for the three months ended September 30, 2000, an increase of $143,000 compared to $747,000 for the three months ended September 30, 1999. The increased interest expense from long-term repurchase agreements was due to a 112 basis point increase in rate. Interest expense from long-term borrowed funds totaled $1.3 million for the three months ended September 30, 2000, an increase of $521,000 compared to $788,000 for the three months ended September 30, 1999. The increased interest expense from long-term borrowed funds was due to both a $19.3 million increase in average balance and a 135 basis point increase in rate.

Net Interest Income. Net interest income for the three months ended September 30, 2000 totaled $5.0 million, a decline of $548,000, or 9.8%, compared to $5.6 million for the three months ended September 30, 1999. The Company's net interest margin declined 35 basis points, from 3.54% for the quarter ended September 30, 1999 to 3.19% for the quarter ended September 30, 2000, primarily reflecting increased cost of funds.

Provision for Loan Losses. The provision for loan losses totaled $202,000 for the three months ended September 30, 2000 compared to $101,000 for the three months ended September 30, 1999. The provision for loan losses reflects management's evaluation of the underlying credit risk of FFY Bank's loan portfolio to adequately provide for probable loan losses inherent in the loan portfolio as of the balance sheet date. The ratio of allowance for loan losses to non-performing assets was 70.1% at September 30, 2000, down from 78.4% at June 30, 2000, primarily due to increases in non-accrual loans and real estate owned. The Company's management analyzes the adequacy of the allowance for loan losses regularly through reviews of the performance of the loan portfolio, economic conditions, changes in interest rates and the effect of such changes on real estate values and changes in the composition of the loan portfolio. Future additions to the allowance for loan losses will be dependent on these factors. Management believes that the allowance for loan losses is adequate at September 30, 2000.

Non-Interest Income. Non-interest income totaled $742,000 for the three months ended September 30, 2000, an increase of $275,000, or 59.0%, compared to $467,000 for the three months ended September 30, 1999. Service fee income increased $69,000 comparing the three-month periods, mainly from NOW, passbook and commercial checking accounts. Gains from sales of loans increased $51,000 comparing the three month periods, reflecting an increase in both the number of loans sold and the average balance of loans sold. Additionally, FFY Bank offered slightly-higher interest rates than its market area on its loan products during the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. Gross profits from the Company's insurance affiliate, FFY Insurance, increased $215,000 comparing the quarter ended September 30, 2000 to the quarter ended September 30, 1999. This increase reflects the following three items, (i) FFY Insurance's acquisition of Moreman-Yerian Insurance Agency in May 2000;
(ii) FFY Insurance's purchase of the minority interest in May 2000; and
(iii) additional revenues from insurance policy renewals in addition to new customers. Partially offsetting the aforementioned increases was a $95,000 impairment charge on the Company's investment in Hedgerows Development, Ltd., the condominium development company in which the Company has a 50% ownership interest. The valuation allowance was the result of a decline in market value on the condominiums not yet sold.

Non-Interest Expense. Non-interest expense totaled $3.4 million for the three months ended September 30, 2000, an increase of $123,000, or 3.7%, compared to $3.3 million for the three months ended September 30, 1999. The quarter ended September 30, 2000 included $118,000 in merger expenses relating to the pending merger of equals with First Place Financial Corp. The September 2000 quarter also included an additional $160,000 in expenses from FFY Insurance, primarily relating to the acquisition of Moreman-Yerian Insurance Agency. Increased expenses from FFY Insurance mainly included salaries and, to a lesser extent, occupancy and other expenses. Partially offsetting the aforementioned increases was $196,000 in name change expenses recorded during the September 30, 1999 quarter. On July 12, 1999, the Company announced a name change for its subsidiaries/affiliates to better reflect a single identity for the banking, insurance and real estate lines of business the Company operates.

Income Taxes. Federal income taxes totaled $646,000 for the three months ended September 30, 2000, a decline of $135,000 compared to $781,000 for the three months ended September 30, 1999. The decline in federal income taxes resulted primarily from a decline in net income before taxes.


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

Federal regulations require FFY Bank to maintain minimum levels of liquid assets in each calendar quarter of not less than 4% of either (i) its liquidity base at the end of the preceding quarter, or (ii) the average daily balance of its liquidity base during the preceding quarter. FFY Bank's liquidity exceeded the applicable liquidity requirement at September 30, 2000 and 1999. Simply meeting the liquidity requirement does not automatically mean FFY Bank has sufficient liquidity for a safe and sound operation. Regulations also include a separate requirement that each thrift must maintain sufficient liquidity to ensure its safe and sound operation. Thus, adequate liquidity may vary depending on FFY Bank's overall asset/liability structure, market conditions, the activities of competitors, and the requirements of its own deposit and loan customers. Management believes FFY Bank's liquidity is sufficient.

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

The primary investing activities of the Company are originating loans and purchasing securities. For the three months ended September 30, 2000, an increase in FFY Bank's loan portfolio used $8.3 million, whereas a decline in the securities portfolio provided $2.5 million. For the three months ended September 30, 1999, an increase in FFY Bank's loan portfolio used $6.7 million, whereas a decline in the securities portfolio provided $17.1 million. Generally, during periods of declining interest rates, FFY Bank would be expected to experience increased loan prepayments, which would likely be reinvested at lower interest rates. During periods of increasing interest rates, loan prepayments would be expected to decline, reducing funds available for investment at higher interest rates.

The primary financing activities of the Company are deposits, repurchase agreements and borrowings. For the three months ended September 30, 2000, a decline in deposit accounts used $6.7 million, whereas increases in repurchase agreements and borrowed funds provided $969,000 and $10.5 million, respectively. For the three months ended September 30, 1999, a decline in deposits used $11.5 million, whereas an increase in borrowed funds provided $2.1 million.


Capital Resources

Office of Thrift Supervision (OTS) regulations require savings institutions to maintain certain minimum levels of regulatory capital. An institution that fails to comply with its regulatory capital requirements must obtain OTS approval of a capital plan and can be subject to a capital directive and certain restrictions on its operations. At September 30, 2000, the minimum capital regulations require savings institutions to have tangible capital to total tangible assets of 1.5%; a minimum leverage ratio of core (Tier 1) capital to total adjusted tangible assets of 3.0%; and a minimum ratio of total capital (core capital and supplementary capital) to risk weighted assets of 8.0%, of which 4.0% must be core capital.

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

At September 30, 2000, FFY Bank met all capital adequacy requirements to which it was subject. Further, the most recent OTS notification categorized FFY Bank as a well-capitalized institution under the prompt corrective action regulations. There have been no conditions or events since that notification that management believes have changed FFY Bank's capital classification.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There were no material changes in information about market risk from that provided in the 2000 Annual Report to Shareholders, which was incorporated by reference into FFY Financial Corp.'s 2000 Annual Report on Form 10-K.


                         PART II:  OTHER INFORMATION
                             FFY FINANCIAL CORP.
                             SEPTEMBER 30, 2000

Item 1.  Legal Proceedings

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

Item 6.  Exhibits and Reports on Form 8-K

A.    Exhibits:  Exhibit 27 - Financial Data Schedule.

B.    Reports on Form 8-K:

      * On July 18, 2000, the Registrant announced the approval of the regular quarterly dividend of 12.5 cents per share. The Registrant also announced its Annual Meeting of Stockholders to be held on November 15, 2000. Also included in the July 18, 2000 Form 8-K filing, the Registrant announced on May 24, 2000 that it entered into a definitive merger agreement with First Place Financial Corp. to combine in a merger of equals.

      * On August 4, 2000, the Registrant announced earnings of $7.4 million, or $1.12 per diluted share for its fiscal year ended June 30, 2000 and earnings of $1.6 million, or $.24 for its fourth quarter ended June 30, 2000.

Pursuant the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       FFY Financial Corp.

Date:  November 13, 2000               By:  /s/ Jeffrey L. Francis
                                            -------------------------------
                                            Jeffrey L. Francis
                                            President and Chief Executive
                                            Officer (Principal Executive
                                            Officer)


Date:  November 13, 2000               By:  /s/ Therese Ann Liutkus
                                            -------------------------------
                                            Therese Ann Liutkus
                                            Treasurer and Chief Financial
                                            Officer (Principal Financial and
                                            Accounting Officer)